Form 10-Q
period 1996-03-31
CERULEAN COMPANIES INC
filed 1996-06-28
CIK 1009912

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                                   FORM 10-Q



{x} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended             MARCH 31, 1996

                                       or

{ } Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from               to              .
                               -------------    -------------

Commission File Number : 333-2796
                         --------


                            CERULEAN COMPANIES, INC.
             (Exact name of registrant as specified in its charter)


Georgia                                                   58-2217138
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                      Identification No.)

3350 Peachtree Road, N.E., Atlanta, Georgia                 30326
(Address of principal executive offices)                  (Zip Code)


                                 (404) 842-8000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


         YES      X                             NO
              --------                              --------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class: Class A Convertible Common Stock, no par value, $0.01 stated value. Outstanding as of June 27, 1996 - 800,000 shares

                            CERULEAN COMPANIES, INC.
                                   FORM 10-Q
                                 MARCH 31, 1996


                                     INDEX


                                                                                                            PAGE
                                                                                                           NUMBER
                                                                                                           -------
PART I.          FINANCIAL INFORMATION

                 Item 1.      Consolidated Financial Statements

                              Consolidated Balance Sheets as of
                                 March 31, 1996 and December 31, 1995                                      Page 3

                              Consolidated Statements of Income for the three months
                                 ended March 31, 1996 and 1995                                             Page 4

                              Consolidated Statements of Cash Flows for the three
                                 months ended March 31, 1996 and 1995                                      Page 5

                              Notes to Consolidated Financial Statements                                   Page 6

                 Item 2.      Management's Discussion and Analysis of Financial
                                 Condition and Results of Operations                                       Page 7


PART II.         OTHER INFORMATION

                 Item 1.      Legal Proceedings                                                            Page 9

                 Item 2.      Changes in Securities                                                        Page 9

                 Item 3.      Defaults Upon Senior Securities                                              Page 9

                 Item 4.      Submission of Matters to a Vote of Security Holders                          Page 9

                 Item 5.      Other Information                                                            Page 9

                 Item 6.      Exhibits and Reports on Form 8-K                                             Page 9

                              Signatures                                                                   Page 10

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                            CERULEAN COMPANIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                              March 31,         December 31,
                                                                                1996                1995
                                                                             ------------       -------------
                                                                             (Unaudited)
 ASSETS
 Investments:
   Fixed maturities:
     Available-for-sale, at fair value (amortized cost: $135,304,133
     $126,115,087)                                                           $136,404,259        $131,055,098
   Equity securities, at fair value (cost: $50,655,611; $39,657,474)           56,616,148          42,729,087
   Short-term investments, at fair value (cost: $625,000; $932,958)               585,606             905,383
                                                                             ------------        ------------
 Total investments                                                            193,606,013         174,689,568

 Cash and cash equivalents                                                     70,869,546          49,304,688
 Reimbursable portion of estimated benefit liabilities                        105,479,300         102,132,300
 Accounts receivable                                                           48,151,226          36,063,899
 FEP assets held by agent                                                      12,137,107          12,137,107
 Property and equipment                                                        33,181,163          33,952,436
 Other assets                                                                   7,571,072           8,798,587
                                                                             ------------        ------------
 Total assets                                                                $470,995,427        $417,078,585

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities:
   Estimated benefit liabilities                                             $180,934,631        $175,846,250
   Unearned premiums                                                            5,900,718           7,289,126
   FEP stabilization reserve                                                   12,137,107          12,137,107
   Accounts payable and accrued expenses                                       19,513,850          16,635,534
   Payables to other plans                                                      2,472,125           2,442,748
   Other liabilities                                                           26,803,628          27,688,394
   Note payable                                                                 2,000,000           2,000,000
                                                                             ------------        ------------
 Total liabilities                                                            249,762,059         244,039,159
                                                                             ------------        ------------

 Mandatorily redeemable preferred stock:
   Class B Convertible Preferred Stock, no par value; liquidation preference, $1,000 per share; mandatory redemption,
    $900 per share.   Authorized, issued and outstanding, 49,900
    shares                                                                     46,633,000               -
                                                                             ------------        ------------
 Shareholders' equity:
    Blank Preferred Stock, no par value.
      Authorized and unissued 100,000,000 shares                                    -                   -
    Class A Convertible Common Stock, no par value, $0.01, stated
      value.
    Authorized 50,000,000 shares; issued and outstanding 800,000                    -                   -
      shares Common Stock, no par value.
    Authorized and unissued 100,000,000 shares                                      -                   -
    Net unrealized appreciation on securities                                   5,669,897           6,429,375
    Retained earnings                                                         168,930,471         166,610,051
                                                                             ------------        ------------
 Total shareholders' equity                                                   174,600,368         173,039,426
                                                                             ------------        ------------
 Total liabilities and shareholders' equity                                  $470,995,427        $417,078,585
                                                                             ============        ============

 See accompanying notes.

                            CERULEAN COMPANIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                   UNAUDITED

                                                                              Three months ended March 31,
                                                                             -------------------------------
                                                                                1996                 1995
                                                                             ------------       ------------
 Revenues:
   Premiums                                                                  $324,005,012       $280,846,117

   Investment and other income                                                  3,197,305          2,852,373

   Realized gains                                                                  89,707          1,755,247
                                                                             ------------       ------------
 Total revenues                                                               327,292,024        285,453,737



 Benefits expense                                                             289,037,972        249,910,706

 Operating expenses, net of expense reimbursements of $20,448,840 in
 1996 and $16,134,025 in 1995                                                  34,453,574         29,972,032
                                                                             ------------       ------------
 Income before income taxes and minority interest                               3,800,478          5,570,999

 Income taxes                                                                     814,822          1,659,125

 Minority interest                                                               (182,869)             -
                                                                             ------------       ------------
 Net income                                                                  $  2,802,787       $  3,911,874
                                                                             ============       ============



See accompanying notes.

                            CERULEAN COMPANIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                                                         THREE MONTHS ENDED MARCH 31,
                                                                                      ----------------------------------
                                                                                          1996                  1995
                                                                                      ------------          ------------
              OPERATING ACTIVITIES
              Net income                                                              $  2,802,787          $  3,911,874
              Adjustments to reconcile net income to net cash used in
              operating activities:
                    Items that did not use cash:
                    Depreciation                                                         2,244,503             1,963,612
                    Amortization                                                            87,577               111,265
                    Provision for uncollectible receivables                                803,376               160,000
                    Gain on sale of investments                                            (89,707)           (1,755,247)
                    Loss on sale of property and equipment                                  29,979                24,085
                 Decrease (increase) in certain assets:
                     Reimbursable portion of estimated benefit liabilities              (3,347,000)           (4,151,000)
                     Accounts receivable                                               (12,890,704)          (10,060,325)
                     Other assets                                                        1,432,150                10,894
                 Increase (decrease) in certain liabilities:
                    Estimated benefit liabilities                                        5,088,381             2,950,478
                    Unearned premiums                                                   (1,388,408)            3,300,092
                    Accounts payable and accrued expenses                                2,398,488            (5,737,092)
                    Payables to other plans                                                 29,377              (786,491)
                    Other liabilities                                                     (884,766)           (1,255,550)
                                                                                      ------------          ------------
              Net cash used in operating activities                                     (3,683,967)          (11,313,405)

              INVESTING ACTIVITIES
              Investments available-for-sale:
                 Investments purchased                                                 (33,403,016)          (38,659,320)
                 Investments sold or matured                                            13,522,050            34,928,888
              Investments held-to-maturity:
                 Investments purchased                                                    -                   (5,277,750)
                 Investments matured                                                      -                    7,977,269
              Property and equipment purchased                                          (2,061,266)           (1,703,577)
              Property and equipment sold                                                  558,057               -
                                                                                      ------------          ------------

              Net cash used in investing activities                                    (21,384,175)           (2,734,490)

              FINANCING ACTIVITIES
                 Proceeds from the issuance of preferred stock                          46,633,000               -
                                                                                      ------------          ------------
                 Net cash provided by financing activities                              46,633,000               -


                 Increase (decrease) in cash and cash equivalents                       21,564,858           (14,047,895)

              Cash and cash equivalents at beginning of period                          49,304,688            25,484,560
                                                                                      ------------          ------------
              Cash and cash equivalents at end of period                              $ 70,869,546          $ 11,436,665
                                                                                      ============          ============


See accompanying notes
                                       5

                            CERULEAN COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   UNAUDITED

1. SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Cerulean Companies, Inc. (the "Company") was incorporated under the laws of the State of Georgia on February 2, 1996 to act as the holding company for Blue Cross and Blue Shield of Georgia, Inc. ("Georgia Blue") and its subsidiaries, and for other lawful purposes. On February 2, 1996 the Company acquired all of the outstanding capital stock of Georgia Blue, following Georgia Blue's conversion from a not-for-profit corporation to a for-profit corporation pursuant to a Plan of Conversion approved by the Georgia Commissioner of Insurance on December 27, 1995 (the "Conversion"). In connection with the Conversion, the Company issued 49,900 shares of Class B Convertible Preferred Stock ("Preferred Stock") to raise $49.9 million in capital. After deducting offering costs, the net proceeds to the Company were $46.6 million.

Although the Company did not become a holding company for Georgia Blue until the Conversion on February 2, 1996, the consolidated results of operations include the historical operations of Georgia Blue and its subsidiaries prior to February 2, 1996 and the Company (including Georgia Blue and its subsidiaries on a consolidated basis) from the period February 2, 1996 to March 31, 1996.

Effective May 14, 1996, the Company completed the registration of its Class A Convertible Common Stock (the "Class A Stock") with the Securities and Exchange Commission. As part of the Conversion, the Company agreed to offer to each of Georgia Blue's approximately 160,000 eligible subscribers five shares of Class A Stock at no cost. The Company issued 800,000 shares of Class A Stock to an Escrow Agent for distribution to eligible subscribers. All shares which eligible subscribers have rejected, or which have been deemed to be rejected, at the termination of the offer will be transferred by the Escrow Agent to the Company for cancellation. Currently, the Class A Stock is not publicly traded.

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles ("GAAP") and require the use of management's estimates. As to the Company's managed care, health and life insurance operations, GAAP varies in some respects from statutory accounting practices permitted or prescribed by insurance regulatory authorities. The Company's health care plan subsidiary, its health maintenance organization and its life insurance subsidiary are subject to regulation by the Georgia Insurance Department, including minimum capital and surplus requirements and restrictions on payment of dividends. These statements should be read in conjunction with the Company's Prospectus dated May 14, 1996 (which is a part of the Registration Statement filed on Form S-1, Registration No. 333-2796, filed on March 27, 1996, and subsequent amendments). Because of the nature of the Company's operations, the results for interim periods are not necessarily indicative of results expected for the entire year. In the opinion of management, all material adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company, Georgia Blue and its wholly- owned health maintenance and life insurance subsidiaries, a non-insurance subsidiary and community health partnership network joint ventures ("CHPNs") in which Georgia Blue has a majority interest. All significant intercompany transactions and balances have been eliminated in consolidation.

2. EARNINGS PER SHARE

Earnings per share are omitted because such data are not meaningful at the present time; there is presently no market for Class A Stock or any equity securities of the Company and the Company does not anticipate development of such a market in the foreseeable future.

                            CERULEAN COMPANIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Cerulean Companies, Inc. (the "Company") was incorporated under the laws of the State of Georgia on February 2, 1996 to act as the holding company for Blue Cross and Blue Shield of Georgia, Inc. ("Georgia Blue") and its subsidiaries, and for other lawful purposes. On February 2, 1996 the Company acquired all of the outstanding capital stock of Georgia Blue, following Georgia Blue's conversion from a not-for-profit corporation to a for-profit corporation pursuant to a Plan of Conversion approved by the Georgia Commissioner of Insurance on December 27, 1995 (the "Conversion"). In connection with the Conversion, the Company issued 49,900 shares of Class B Convertible Preferred Stock ("Preferred Stock") to raise $49.9 million in capital. After deducting offering costs, the net proceeds to the Company were $46.6 million.

On May 14, 1996, the Company completed the registration of its Class A Convertible Common Stock (the "Class A Stock") with the Securities and Exchange Commission allowing its offering to each of certain eligible subscribers of Georgia Blue five shares of Class A Stock at no cost. The initial offering period ends August 12, 1996.

Because the Company was not organized until February 2, 1996 and did not become a holding company for Georgia Blue and its subsidiaries until the Conversion on February 2, 1996, the discussions below relate to the historical operations of Georgia Blue prior to February 2, 1996 and to the Company (including Georgia Blue and its subsidiaries on a consolidated basis) from the period February 2, 1996 to March 31, 1996.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995

Premium revenues increased 15% to $324.0 million for the three months ended March 31, 1996 from $280.8 million for the three months ended March 31, 1995. Premium revenues for Indemnity and PPO products increased $15.6 million to $266.4 million for the three months ended March 31, 1996, as the result of a 15% increase in membership. HMO and POS premiums increased 93% to $54.6 million for the first three months of 1996 compared to $28.4 million for the first three months of 1995 resulting from a 93% increase in enrollment. New sales, in group growth, and to a lesser extent migrations from traditional indemnity products into HMO and POS products continued to drive HMO and POS membership growth to 162,000 members at March 31, 1996 from 84,000 members at March 31, 1995.

Investment and other income increased 12% to $3.2 million for the three months ended March 31, 1996 from $2.9 million for the same period in 1995 as a result of an increase in the Company's cash and investment portfolio from proceeds relating to the issuance of the Preferred Stock.

Realized gains on the sale of marketable securities of $90,000 in the first quarter of 1996 were lower by $1.7 million compared to the same quarter in 1995.

The medical loss ratio (benefits expense as a percentage of premium revenues) increased slightly to 89.2% for the three months ended March 31, 1996 compared to 89.0% for the 1995 period. This was primarily the result of an increase in the loss ratio for HMO and POS products to 86.4% for the first quarter of 1996 from 83.9% for the first quarter of 1995 due to high medical cost experience in two markets where the Company's integrated delivery networks through its CHPN joint ventures are not yet formed.

The effective tax rate for the three months ended March 31, 1996 was 21% compared to 30% for the same period in 1995 as the result of adjustments in the latter part of 1995 correcting over accruals in prior periods, together with the anticipated effect of deferred taxes and permanent differences in 1996.

As a result of the foregoing factors, net income decreased 28% to $2.8 million for the three months ended March 31, 1996 from $3.9 million for the three months ended March 31, 1995.

                            CERULEAN COMPANIES, INC.

LIQUIDITY AND CAPITAL RESOURCES

Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995


In February 1996, the Company received $46.6 million in connection with its Preferred Stock offering, net of estimated offering costs of $3.3 million.

The Company has both short-term and long-term liquidity needs and has structured its investment portfolios accordingly. Short- term liquidity needs to fund its operating costs as well as the payment obligations to its customers are met from funds invested primarily in institutional money market accounts. Assets not required for short-term liquidity needs are transferred to a portfolio of investments in the fixed income and equity markets. These investments provide for reserves for future payment obligations and funds for long-term liquidity needs. The Company's investment policies are designed to provide liquidity to meet anticipated payment obligations, preserve capital and maximize yield in conformance with all regulatory requirements.

Net cash used in operating activities amounted to $3.7 million for the three months ended March 31, 1996 and $11.3 million for the same period in 1995 principally resulting from higher levels of accounts receivable. Growth in accounts receivable is related to the significant growth in enrollment in HMO and POS products from the end of 1994 to March 31, 1996, an increase of over 140%. In addition, cash used in operations was higher in the 1995 period due to a onetime payout in January 1995 for unused vacation accumulated for prior years. Because of the nature of the Company's business, the cash flows from operations for interim periods are not necessarily indicative of cash flows from operations expected for the entire year. Furthermore, the Company believes that its long-term capital requirements can be met with its current resources, including proceeds from the sale of the Preferred Stock.

See accompanying notes.

                          PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

The Company's Directors elected John A. Harris as a Director to replace Louis
H. Felder, M.D., effective May 22, 1996 upon Dr. Felder's resignation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

   Exhibit
   Number                    Description
   ------                    -----------
    27                  Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K

      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CERULEAN COMPANIES, INC.
                                             Registrant


Date:        June 27, 1996              By: /s/ Richard D. Shirk
                                            ----------------------------------
                                            Richard D. Shirk, President and
                                            Chief Executive Officer



Date:        June 27, 1996              By: /s/ John A. Harris
                                            ----------------------------------
                                            John A. Harris, Treasurer