Form 10-Q
period 1996-06-30
CERULEAN COMPANIES INC
filed 1996-08-14
CIK 1009912

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                                   FORM 10-Q



[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended              JUNE 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from               to               .
                               -------------    -------------


Commission File Number: 333-2796
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

         YES   X                    NO
             -----                      -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class: Class A Convertible Common Stock, no par value, $0.01 stated value. Outstanding as of August 9, 1996 - 800,000 shares

                            CERULEAN COMPANIES, INC.
                                   FORM 10-Q
                                 JUNE 30, 1996


                                     INDEX

                                                                                                            PAGE
                                                                                                           NUMBER
                                                                                                           ------
PART I.          FINANCIAL INFORMATION

                 Item 1.      Consolidated Financial Statements

                              Consolidated Balance Sheets as of
                                 June 30, 1996 and December 31, 1995                                       Page 3

                              Consolidated Statements of Income for the three months and six months
                                 ended June 30, 1996 and 1995                                              Page 4

                              Consolidated Statements of Cash Flow for the six months
                                 ended June 30, 1996 and 1995                                              Page 5

                              Notes to Consolidated Financial Statements                                   Page 6

                 Item 2.      Management's Discussion and Analysis of Financial
                                 Condition and Results of Operations                                       Page 8


PART II.         OTHER INFORMATION

                 Item 1.      Legal Proceedings                                                            Page 11

                 Item 2.      Changes in Securities                                                        Page 11

                 Item 3.      Defaults Upon Senior Securities                                              Page 11

                 Item 4.      Submission of Matters to a Vote of Security Holders                          Page 11

                 Item 5.      Other Information                                                            Page 11

                 Item 6.      Exhibits and Reports on Form 8-K                                             Page 11

                              Signatures                                                                   Page 12

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                            CERULEAN COMPANIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                               JUNE 30,
                                                                                 1996            DECEMBER 31,
                                                                             (UNAUDITED)            1995
                                                                             ------------        ------------
 ASSETS
 Investments:
   Fixed maturities:
     Available-for-sale, at fair value (amortized cost: $151,652,466;        $151,124,327        $131,055,098
     $126,115,087)
   Equity securities, at fair value (cost: $46,518,766; $39,657,474)           53,608,965          42,729,087
   Short-term investments, at fair value (cost: $675,000; $932,958)               623,788             905,383
                                                                             ------------        ------------
 Total investments                                                            205,357,080         174,689,568

 Cash and cash equivalents                                                     75,397,952          49,304,688
 Reimbursable portion of estimated benefit liabilities                        106,130,300         102,132,300
 Accounts receivable                                                           42,012,660          36,063,899
 FEP assets held by agent                                                      12,533,497          12,137,107
 Property and equipment                                                        33,154,371          33,952,436
 Other assets                                                                   8,197,817           8,798,587
                                                                             ------------        ------------
  Total assets                                                               $482,783,677        $417,078,585
                                                                             ============        ============

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities:
   Estimated benefit liabilities                                             $183,102,701        $175,846,250
   Unearned premiums                                                            8,179,796           7,289,126
   FEP stabilization reserve                                                   12,533,497          12,137,107
   Accounts payable and accrued expenses                                       23,938,156          16,635,534
   Payables to other plans                                                      2,599,287           2,442,748
   Other liabilities                                                           25,352,458          27,688,394
   Note payable                                                                 3,000,000           2,000,000
                                                                             ------------        ------------
 Total liabilities                                                            258,705,895         244,039,159
                                                                             ------------        ------------

 Mandatorily redeemable preferred stock:
   Class B Convertible Preferred Stock, no par value; liquidation preference, $1,000 per share; mandatory redemption, $900 per share.
     Authorized, issued and outstanding, 49,900 shares                         46,633,000            -
                                                                             ------------        ------------

 Shareholders' equity:
    Blank Preferred Stock, no par value.
      Authorized and unissued 100,000,000 shares                                 -                   -
    Class A Convertible Common Stock, no par value, $0.01, stated value.
      Authorized 50,000,000 shares; issued and outstanding 800,000 shares        -                   -
    Common Stock, no par value.
      Authorized and unissued 100,000,000 shares                                 -                   -
    Net unrealized appreciation on securities                                   5,347,469           6,429,375
    Retained earnings                                                         172,097,313         166,610,051
                                                                             ------------        ------------
 Total shareholders' equity                                                   177,444,782         173,039,426
                                                                             ------------        ------------
 Total liabilities and shareholders' equity                                  $482,783,677        $417,078,585
                                                                             ============        ============

 See accompanying notes.

                            CERULEAN COMPANIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                   UNAUDITED


                                                              THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                                           -----------------------------------       -------------------------------
                                                              1996                  1995                 1996              1995
                                                           ------------        ---------------       ------------      -------------
 Revenues:

   Premiums                                                $324,748,103        $284,471,062          $648,753,115      $565,317,179

   Investment and other income                                3,323,782           2,792,080             6,521,087         5,644,453

   Realized gains                                               810,643             578,767               900,350         2,334,014
                                                           ------------        ------------          ------------      ------------
 Total revenues                                             328,882,528         287,841,909           656,174,552       573,295,646

 Benefits expense                                           290,013,467         257,440,068           579,051,439       507,350,774

 Operating expenses, net of expense reimbursements
    of $20,753,641, $16,680,667, $41,202,481, and
    $32,814,692, respectively                                33,894,750          31,854,449            68,348,324        61,826,481
                                                           ------------        ------------          ------------      ------------
 Operating income (loss)                                      4,974,311          (1,452,608)            8,774,789         4,118,391

 Non-operating  income                                        1,275,000             -                   1,275,000             -
                                                           ------------        ------------          ------------      ------------
 Income (loss) before income taxes and minority               6,249,311          (1,452,608)           10,049,789         4,118,391
 interest

 Income tax expense (benefit)                                 1,131,829            (905,967)            1,946,651           753,158
 Minority interest                                             (121,140)            -                    (304,009)          -
                                                           ------------        ------------          ------------      ------------
 Net income (loss)                                         $  4,996,342           ($546,641)         $  7,799,129      $  3,365,233
                                                           ============        ============          ============      ============




 See accompanying notes.

                            CERULEAN COMPANIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED


                                                                                          SIX MONTHS ENDED JUNE 30,
                                                                                     -----------------------------------
                                                                                          1996                 1995
                                                                                     -------------         -------------
              OPERATING ACTIVITIES
              Net income                                                             $   7,799,129         $   3,365,233
              Adjustments to reconcile net income to net cash provided by
              (used in) operating activities:
                    Items that did not use cash:
                    Depreciation                                                         4,410,980             4,003,596
                    Amortization                                                           161,137               234,183
                    Uncollectible receivables                                            1,109,240               556,799
                    (Gain) on sale of investments                                         (900,350)           (2,334,014)
                    Loss on sale of property and equipment                                  14,568                38,082
                 (Increase) decrease in certain assets:
                    Reimbursable portion of estimated benefit liabilities               (3,998,000)           (5,295,000)
                    Accounts receivable                                                 (7,058,001)           (6,182,273)
                    Other assets                                                           984,490              (902,613)
                 Increase (decrease) in certain liabilities:
                    Estimated benefit liabilities                                        7,256,451             3,003,383
                    Unearned premiums                                                      890,670             2,964,999
                    Accounts payable and accrued expenses                                7,302,622            (6,877,037)
                    Payables to other plans                                                156,539              (849,011)
                    Other liabilities                                                   (4,639,337)           (3,339,816)
                                                                                     -------------         --------------
              Net cash provided by (used in) operating activities                       13,490,138           (11,613,489)

              INVESTING ACTIVITIES
              Investments available-for-sale:
                 Investments purchased                                                 (65,545,875)          (87,255,829)
                 Investments sold or matured                                            34,143,484            83,397,705
              Investments held-to-maturity:
                 Investments purchased                                                      -                    (99,750)
                 Investments matured                                                        -                  2,352,005
              Property and equipment purchased                                          (4,252,672)           (4,187,619)
              Property and equipment sold                                                  625,189                 9,097
                                                                                     -------------         --------------
              Net cash used in investing activities                                    (35,029,874)           (5,784,391)

              FINANCING ACTIVITIES
                 Proceeds from note payable                                              1,000,000               -
                 Proceeds from the issuance of preferred stock                          46,633,000               -
                                                                                     -------------         --------------
                 Net cash provided by financing activities                              47,633,000               -
                                                                                     -------------         --------------
                 Increase (decrease) in cash and cash equivalents                       26,093,264           (17,397,880)

              Cash and cash equivalents at beginning of period                          49,304,688            25,484,560
                                                                                     -------------         --------------
                                                                                     $  75,397,952         $   8,086,680
                                                                                     =============         ==============


See accompanying notes.

                            CERULEAN COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                   UNAUDITED

1. SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Cerulean Companies, Inc. (the "Company") was incorporated under the laws of the State of Georgia on February 2, 1996 to act as the holding company for Blue Cross and Blue Shield of Georgia, Inc. ("Georgia Blue") and its subsidiaries, and for other lawful purposes. On February 2, 1996, the Company acquired all of the outstanding capital stock of Georgia Blue, following Georgia Blue's conversion from a not-for-profit corporation to a for-profit corporation pursuant to a Plan of Conversion approved by the Georgia Commissioner of Insurance on December 27, 1995 (the "Conversion"). In connection with the Conversion, the Company issued 49,900 shares of Class B Convertible Preferred Stock ("Preferred Stock") to raise $49.9 million in capital. After deducting offering costs, the net proceeds to the Company were $46.6 million.

Although the Company did not become a holding company for Georgia Blue until the Conversion on February 2, 1996, the consolidated results of operations include the historical operations of Georgia Blue and its subsidiaries prior to February 2, 1996 and the Company (including Georgia Blue and its subsidiaries on a consolidated basis) from the period February 2, 1996 through June 30, 1996.

Effective May 14, 1996, the Company's registration of its Class A Convertible Common Stock (the "Class A Stock") with the Securities and Exchange Commission became effective. As part of the Conversion, the Company agreed to offer to each of Georgia Blue's approximately 160,000 eligible subscribers five shares of Class A Stock at no cost. The Company issued 800,000 shares of Class A Stock to an Escrow Agent for distribution to eligible subscribers. All shares which eligible subscribers have rejected, or have been deemed to be rejected, at the termination of the offer will be transferred by the Escrow Agent to the Company for cancellation. Currently, the Class A Stock is not publicly traded.

BASIS OF PRESENTATION

The Company's accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") and require the use of management's estimates. As to the Company's managed care, health and life insurance operations, GAAP varies in some respects from statutory accounting practices permitted or prescribed by insurance regulatory authorities. The Company's health care plan subsidiary, its health maintenance organization and its life insurance subsidiary are subject to regulation by the Georgia Insurance Department, including minimum capital and surplus requirements and restrictions on payment of dividends. These statements should be read in conjunction with the Company's Prospectus dated May 14, 1996 (which is a part of the Registration Statement filed on Form S-1, Registration No. 333-2796, filed on March 27, 1996 and subsequent amendments). Because of the nature of the Company's operations, the results for interim periods are not necessarily indicative of results expected for the entire year. In the opinion of management, all material adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature.

PRINCIPLES OF CONSOLIDATION

The Company's accompanying consolidated financial statements include the accounts of the Company, Georgia Blue and its wholly-owned health maintenance and life insurance subsidiaries, a non-insurance subsidiary and community health partnership network joint ventures ("CHPNs") in which Georgia Blue has a majority interest. All significant intercompany transactions and balances have been eliminated in consolidation.

ACCOUNTING FOR A SALE OF STOCK BY A SUBSIDIARY

Gains (or losses) arising from a subsidiary issuing its own stock to third parties are recorded as non-operating income and are presented as a separate line item in the consolidated income statement.

                            CERULEAN COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                                 JUNE 30, 1996
                                   UNAUDITED

2. EARNINGS PER SHARE

Earnings per share are omitted because such data are not meaningful at the present time; there is presently no market for Class A Stock or any equity securities of the Company, and the Company does not anticipate development of such a market in the foreseeable future.

3. NON-OPERATING INCOME

Community health partnership networks ("CHPNs"), are locally based equity ventures between Georgia Blue, which own a 51% interest, and local physician and/or hospital groups, which own the remaining equity interests in the CHPNs. Clinical services are provided by the physician or hospital partners as well as other providers with which the CHPNs maintain contracts, and Georgia Blue provides sales, management and administrative services, including information systems and data management services through service contracts with the CHPNs.

On May 23, 1996, a hospital purchased a 5% interest in one of Georgia Blue's CHPN subsidiaries for $2.5 million and received in exchange 5.5682 shares of Class C common stock of the CHPN subsidiary. In accordance with the CHPN formation agreement, Georgia Blue's 51% equity interest in the CHPN subsidiary was not diluted as a result of the transaction. Georgia Blue recorded non-operating income of $1.3 million for the gain related to its portion of this transaction and increased the minority interest liability for this CHPN by $1.2 million. After deducting deferred income taxes of $0.3 million, net income was favorably impacted by $1.0 million.

                            CERULEAN COMPANIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. The Company's actual future results could differ materially from its historical results.

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

Effective May 14, 1996, the Company's registration of its Class A Convertible Common Stock (the "Class A Stock") with the Securities and Exchange Commission became effective. As part of the Conversion, the Company agreed to offer to each of Georgia Blue's approximately 160,000 eligible subscribers five shares of Class A Stock at no cost. The Company issued 800,000 shares of Class A Stock to an Escrow Agent for distribution to eligible subscribers. All shares which eligible subscribers have rejected, or have been deemed to be rejected, at the termination of the offer will be transferred by the Escrow Agent to the Company for cancellation. Currently, the Class A Stock is not publicly traded.

Because the Company was not organized until February 2, 1996 and did not become a holding company for Georgia Blue and its subsidiaries until the Conversion on February 2, 1996, the discussions below relate to the historical operations of Georgia Blue prior to February 2, 1996 and to the Company (including Georgia Blue and its subsidiaries on a consolidated basis) for the period from February 2, 1996 through June 30, 1996.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

Premium revenues increased 14% to $324.7 million for the three months ended June 30, 1996 from $284.5 million for the three months ended June 30, 1995. Premium revenues for Indemnity and PPO products increased $16.5 million to $265.7 million for the three months ended June 30, 1996, as the result of a 4% increase in enrollment. HMO and POS premiums increased 69% to $56.5 million for the three months ended June 30, 1996 resulting from a 70% increase in membership. New sales, in group growth, and to a lesser extent migrations from traditional indemnity products into HMO and POS products, continued to drive HMO and POS membership growth to 174,000 members at June 30, 1996 from 102,000 members at June 30, 1995.

Investment and other income increased 19% to $3.3 million for the three months ended June 30, 1996 from $2.8 million for the same period in 1995 as a result of an increase in the Company's cash and investment portfolio from proceeds relating to the issuance of the Preferred Stock.

The medical loss ratio (benefits expense as a percentage of premium revenues) decreased to 89.3% for the three months ended June 30, 1996 from 90.5% for the three months ended June 30, 1995. The medical loss ratio for HMO and POS products increased to 86.6% for the three months ended June 30, 1996 from 81.2% for the three months ended June 30, 1995 due to higher levels of utilization in non-CHPN markets in 1996. The medical loss ratio for the HMO and POS products in 1995 was favorably impacted by adjustments to medical costs for prior periods. The medical loss ratio for indemnity and PPO products decreased to 90.3% for the three months ended June 30, 1996 from 91.9% for the three months ended June 30, 1995. During the three month period ended June 30, 1995, the Company identified increasing medical cost trends in all markets of its indemnity products which related to the third and fourth quarters of 1994. As a result, the Company recorded an additional $5.6 million in benefits expense in the 1995 period.

                            CERULEAN COMPANIES, INC.


Operating expenses increased 6% to $33.9 million for the three months ended June 30, 1996 from $31.9 million for the three months ended June 30, 1995; however, the operating expense ratio (operating expenses as a percentage of premium revenues) decreased to 10.4% during the 1996 period from 11.2% for the 1995 period. This was primarily the result of lower personnel costs as a percentage of premium revenues due to operating efficiencies gained in 1996.

Non-operating income of $1.3 million for the three months ended June 30, 1996 related to a gain on the sale of a 5% interest in one of the Company's CHPN subsidiaries to a third party.

The effective tax rates for the three months ended June 30, 1996 and June 30, 1995 were 18% and 62%, respectively. The second quarter of 1995 reflected adjustments in that quarter for over accruals of income taxes for the prior year not identified during the first three months of 1995. On a year-to-date basis at the end of six months, the effective tax rate of 19% for the 1996 period is comparable to the effective tax rate of 18% for the 1995 period.

As a result of the foregoing factors, net income increased to $5.0 million for the three months ended June 30, 1996 from a net loss of $0.5 million for the three months ended June 30, 1995.


Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

Premium revenues for the six months ended June 30, 1996 were $648.8 million, an increase of 15% over the first six months of 1995 premium revenues of $565.3 million. Premium revenues for Indemnity and PPO products increased $32.1 million to $532.1 million for the six months ended June 30, 1996 from $500.0 million for the six months ended June 30, 1995, as the result of a 4% increase in membership. HMO and POS premiums increased to $111.1 million for the six months ended June 30, 1996, up from $61.9 million for the six months ended June 30, 1995, as a result of a 70% increase in membership. New sales, in group growth, and to a lesser extent migrations from traditional indemnity products into HMO and POS products, continued to drive HMO and POS membership growth to 174,000 members at June 30, 1996 from 102,000 members at June 30, 1995. HMO and POS products account for 17% of total premiums at the end of the first half of 1996, up from 12% of total premiums at the end of calendar year 1995.

Investment and other income increased 16% to $6.5 million for the six months ended June 30, 1996 from $5.6 million for the same period in 1995 as a result of an increase in the Company's cash and investment portfolio from proceeds relating to the issuance of the Preferred Stock.

Realized gains on the sale of marketable securities of $0.9 million for the first six months of 1996 were $1.4 million lower compared to the first six months of 1995.

The medical loss ratio for HMO and POS products increased to 86.5% for the six months ended June 30, 1996 compared to 82.4% for the six months ended June 30, 1995 due to higher levels of utilization in non-CHPN markets in 1996. The 1995 loss ratio for HMO and POS products was favorably impacted by adjustments to medical costs for prior periods. The medical loss ratio for indemnity and PPO business decreased to 90.2% during the first six months of 1996 compared to 90.9% for the first six months of 1995. The Company has realized more favorable medical loss ratio experience in its traditional indemnity products during the first six months of 1996 compared to the same period in 1995. Additionally, during the six month period ended June 30, 1995, the Company experienced increasing medical cost trends in all markets of its indemnity products which related to the third and fourth quarters of 1994. As a result, an additional $5.6 million was recorded in medical expenses during the 1995 period. The combination of these factors resulted in a more favorable medical loss ratio of 89.3% for the six months ended June 30, 1996 compared to 89.7% for the six months ended June 30, 1995.

Operating expenses of $68.3 million for the six months ended June 30, 1996 increased by $6.5 million over the six month period in 1995; however, the operating expense ratio improved slightly to 10.5% for the 1996 period from 10.9% for the 1995 period. Due to improved operating efficiencies, personnel costs as a percentage of premiums were lower during the 1996 period.

Non-operating income of $1.3 million for the six months ended June 30, 1996 related to a gain on the sale of a 5% interest in one of the Company's CHPN subsidiaries to a third party.

                            CERULEAN COMPANIES, INC.


As a result of the foregoing factors, net income of $7.8 million for the six months ended June 30, 1996 exceeded net income of $3.4 million for the same period in 1995 by $4.4 million.

LIQUIDITY AND CAPITAL RESOURCES

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

The Company has both short-term and long-term liquidity needs and has structured its investment portfolios accordingly. Over $177.5 million of the Company's investment portfolio is held at Georgia Blue and is subject to limitations prescribed by Georgia insurance statutes. Short-term liquidity needs to fund its operating costs as well as the payment obligations to its customers are met from funds invested primarily in institutional money market accounts. Assets not required for short-term liquidity needs are transferred to a portfolio of investments in the fixed income and equity markets. These investments provide for reserves for future payment obligations and funds for long-term liquidity needs. The Company's investment policies are designed to provide liquidity to meet anticipated payment obligations, to preserve capital and to maximize yield in conformance with all regulatory requirements.

Net cash provided by operating activities amounted to $13.5 million for the six months ended June 30, 1996 compared to net cash used in operating activities of $11.6 million for the same period in 1995. Cash used in operations in the 1995 period was primarily the result of an increase in claim payouts and a onetime payout in January 1995 for unused vacation accumulated for prior years.
Because of the nature of the Company's business, the cash flows from operations for interim periods are not necessarily indicative of cash flows from operations expected for the entire year. The Company believes that its long-term capital requirements can be met with its current resources, including proceeds from the sale of the Preferred Stock.

In February 1996, the Company received $46.6 million in connection with its Preferred Stock offering, net of estimated offering costs of $3.3 million

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         Exhibit
         Number                         Description
         ------                         -----------
              27                     Financial Data Schedule (for SEC use only).

(b) Reports on Form 8-K

      None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CERULEAN COMPANIES, INC.
                                              Registrant




Date:   August 12, 1996           By: /s/ Richard D. Shirk
                                      ---------------------------------
                                      Richard D. Shirk, President and
                                      Chief Executive Officer



Date:   August 12, 1996           By: /s/ John A. Harris
                                      ---------------------------------
                                      John A. Harris, Treasurer