Form 10-Q
period 1996-09-30
CERULEAN COMPANIES INC
filed 1996-11-14
CIK 1009912

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                                   FORM 10-Q



[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended            SEPTEMBER 30, 1996

                                     or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from _____________ to _____________.


Commission File Number : 333-2796


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


             YES         X                    NO
                     ---------                     ----------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class: Class A Convertible Common Stock, no par value, $0.01 stated value. Outstanding as of November 12, 1996 - 350,615 shares

                            CERULEAN COMPANIES, INC.
                                   FORM 10-Q
                               SEPTEMBER 30, 1996


                                     INDEX



                                                                                            PAGE
                                                                                           NUMBER
                                                                                           -------
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of
           September 30, 1996 and December 31, 1995                                         Page 3

         Consolidated Statements of Income for the three months and nine months
           ended September 30, 1996 and 1995                                                Page 4

         Consolidated Statements of Cash Flow for the nine months
           ended September 30, 1996 and 1995                                                Page 5

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

         Item 6.   Exhibits and Reports on Form 8-K                                         Page 11

          Signatures                                                                        Page 12


                        PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           CERULEAN COMPANIES, INC.
                         CONSOLIDATED BALANCE SHEETS



                                                                          SEPTEMBER 30,   DECEMBER 31,
                                                                              1996           1995
                                                                          -------------  ------------
                                                                          (UNAUDITED)
ASSETS
Investments:
 Fixed maturities:
  Available-for-sale, at fair value (amortized cost: $158,266,647;          $160,970,767  $131,055,098
  $126,115,087)
 Equity securities, at fair value (cost: $47,467,791; $39,657,474)            55,029,636    42,729,087
 Short-term investments, at fair value (cost: $575,000; $932,958)                523,788       905,383
                                                                           -------------  ------------
Total investments                                                            216,524,191   174,689,568

Cash and cash equivalents                                                     79,958,096    49,304,688
Reimbursable portion of estimated benefit liabilities                        102,273,300   102,132,300
Accounts receivable                                                           46,428,171    36,063,899
FEP assets held by agent                                                      12,533,497    12,137,107
Property and equipment                                                        31,983,271    33,952,436
Other assets                                                                   9,627,801     8,798,587
                                                                           -------------  ------------
Total assets                                                                $499,328,327  $417,078,585
                                                                           =============  ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Estimated benefit liabilities                                              $184,091,859  $175,846,250
 Unearned premiums                                                             7,151,754     7,289,126
 FEP stabilization reserve                                                    12,533,497    12,137,107
 Accounts payable and accrued expenses                                        28,542,746    16,635,534
 Payables to other plans                                                       3,115,871     2,442,748
 Other liabilities                                                            29,231,499    27,688,394
 Note payable                                                                  3,500,000     2,000,000
                                                                           -------------  ------------
Total liabilities                                                            268,167,226   244,039,159
                                                                           -------------  ------------
Mandatorily redeemable preferred stock:
 Class B Convertible Preferred Stock, no par value; liquidation preference,
 $1,000 per share; mandatory redemption, $900 per share.
 Authorized, issued and outstanding, 49,900 shares                            46,633,000             -
                                                                           -------------  ------------
Shareholders' equity:
 Blank Preferred Stock, no par value.
  Authorized and unissued 100,000,000 shares                                           -             -
 Class A Convertible Common Stock, no par value, $0.01, stated value.
  Authorized 50,000,000 shares; issued and outstanding 350,615 shares              3,506             -
 Common Stock, no par value.
  Authorized and unissued 100,000,000 shares                                           -             -
 Net unrealized appreciation on securities                                     5,681,880     6,429,375
 Retained earnings                                                           178,842,715   166,610,051
                                                                           -------------  ------------
Total shareholders' equity                                                   184,528,101   173,039,426
                                                                           -------------  ------------
Total liabilities and shareholders' equity                                 $ 499,328,327  $417,078,585
                                                                           =============  ============
See accompanying notes.

                            CERULEAN COMPANIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                   UNAUDITED


                                                 THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                      1996           1995                  1996           1995
                                                  ------------   ------------          ------------   ------------
Revenues:
Premiums                                          $331,291,694   $290,412,536          $980,044,809   $855,729,715
Investment and other income                          3,878,136      2,195,346            10,399,223      7,839,799
Realized gains                                       1,831,692      2,822,203             2,732,042      5,156,217
                                                  ------------   ------------          ------------   ------------
Total revenues                                     337,001,522    295,430,085           993,176,074    868,725,731
Benefits expense                                   292,608,422    258,789,214           871,659,861    766,139,988
Operating expenses, net of expense
reimbursements
of $24,149,477, $17,813,482, $65,351,958, and
    $50,628,174, respectively                       34,483,186     32,025,014           102,831,510     93,851,495
                                                  ------------   ------------          ------------   ------------
Operating income                                     9,909,914      4,615,857            18,684,703      8,734,248
Non-operating  income                                        -              -             1,275,000              -
                                                  ------------   ------------          ------------   ------------
Income before income taxes and minority interest     9,909,914      4,615,857            19,959,703      8,734,248
Income tax expense                                   1,951,427        893,337             3,898,078      1,646,495
Minority interest                                     (173,080)        (4,871)             (477,089)        (4,871)
                                                  ------------   ------------          ------------   ------------
Net income                                        $  7,785,407   $  3,717,649          $ 15,584,536   $  7,082,882
                                                  ============   ============          ============   ============


See accompanying notes.

                            CERULEAN COMPANIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED


                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                  1996           1995
                                                            --------------  --------------
OPERATING ACTIVITIES
Net income                                                   $ 15,584,536   $  7,082,882
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
 Items that did not use cash:
  Depreciation                                                  6,641,666      6,164,866
  Amortization                                                    241,458        331,039
  Uncollectable receivables                                     1,217,350        626,921
  Gain on sale of investments                                  (2,732,042)    (5,156,217)
  Loss on sale of property and equipment                           60,371         38,813
Increase in certain assets:
  Reimbursable portion of estimated benefit liabilities          (141,000)    (3,399,000)
  Accounts receivable                                         (11,581,622)    (5,650,768)
  Other assets                                                   (587,671)      (124,069)
Increase (decrease) in certain liabilities:
  Estimated benefit liabilities                                 8,245,609      1,193,145
  Unearned premiums                                              (137,372)     3,184,131
  Accounts payable and accrued expenses                         8,557,845     (6,243,586)
  Payables to other plans                                         673,123       (384,900)
  Other liabilities                                             1,542,993     (3,512,113)
                                                             ------------   ------------
Net cash provided by (used in) operating activities            27,585,244     (5,848,856)

INVESTING ACTIVITIES
Investments available-for-sale:
  Investments purchased                                      (100,952,562)  (138,944,067)
  Investments sold or matured                                  60,620,598    138,833,594
Investments held-to-maturity:
  Investments purchased                                                 -       (199,750)
  Investments matured                                                   -     12,017,931
Property and equipment purchased                               (5,486,967)    (7,439,436)
Property and equipment sold                                       754,095         12,521
                                                             ------------   ------------
Net cash (used in) provided by investing activities           (45,064,836)     4,280,793

FINANCING ACTIVITIES
  Proceeds from note payable                                    1,500,000              -
  Proceeds from the issuance of preferred stock                46,633,000              -
                                                             ------------   ------------
  Net cash provided by financing activities                    48,133,000              -
                                                             ------------   ------------
  Increase (decrease) in cash and cash equivalents             30,653,408     (1,568,063)

Cash and cash equivalents at beginning of period               49,304,688     25,484,560
                                                             ------------   ------------
Cash and cash equivalents at end of period                   $ 79,958,096   $ 23,916,497
                                                             ============   ============

See accompanying notes.
                                       5

                            CERULEAN COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   UNAUDITED

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

Although the Company did not become a holding company for Georgia Blue until the Conversion on February 2, 1996, the consolidated results of operations include the historical operations of Georgia Blue and its subsidiaries prior to February 2, 1996 and the Company (including Georgia Blue and its subsidiaries on a consolidated basis) from the period February 2, 1996 through September 30, 1996.

Effective May 14, 1996, the Company's registration of its Class A Convertible Common Stock (the "Class A Stock") with the Securities and Exchange Commission became effective. As part of the Conversion, the Company agreed to offer to each of Georgia Blue's approximately 160,000 eligible subscribers five shares of Class A stock at no cost. The Company issued 800,000 shares of Class A Stock to an Escrow Agent for distribution to eligible subscribers. Upon completion of the offering eligible subscribers accepted 350,615 shares of no par value Class A Stock. The remaining 449,385 shares which eligible subscribers rejected, or were deemed to be rejected, were canceled. Currently, the Class A Stock is not publicly traded.

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

ACCOUNTING FOR A SALE OF STOCK BY A SUBSIDIARY

Gains arising from a subsidiary issuing its own stock to third parties are recorded as non-operating income and are presented as a separate line item in the consolidated income statements.

                            CERULEAN COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   UNAUDITED



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

Effective May 14, 1996, the Company's registration of its Class A Convertible Common Stock (the "Class A Stock") with the Securities and Exchange Commission became effective. As part of the Conversion, the Company agreed to offer to each of Georgia Blue's approximately 160,000 eligible subscribers five shares of Class A Stock at no cost. The Company issued 800,000 shares of Class A Stock to an Escrow Agent for distribution to eligible subscribers. Upon completion of the offering eligible subscribers accepted 350,615 shares of no par value Class A Stock. The remaining 449,385 shares which eligible subscribers have rejected, or have been deemed to be rejected were canceled. Currently, the Class A Stock is not publicly traded.

Because the Company was not organized until February 2, 1996 and did not become a holding company for Georgia Blue and its subsidiaries until the Conversion on February 2, 1996, the discussions below relate to the historical operations of Georgia Blue and its subsidiaries prior to February 2, 1996 and to the Company (including Georgia Blue and its subsidiaries on a consolidated basis) for the period from February 2, 1996 through September 30, 1996.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

Premium revenues increased 14% to $331.3 million for the three months ended September 30, 1996 from $290.4 million for the three months ended September 30, 1995. Premium revenues for Indemnity and PPO products increased $9.8 million to $259.7 million for the three months ended September 30, 1996, as the result of a 2% increase in enrollment. HMO and POS premiums increased 79% to $68.8 million for the three months ended September 30, 1996 resulting from a 73% increase in membership. New sales, in group growth, and to a lesser extent migrations from traditional indemnity products into HMO and POS products, continued to drive HMO and POS membership growth to 209,000 members at September 30, 1996 from 121,000 members at September 30, 1995.

Investment and other income increased 77% to $3.9 million for the three months ended September 30, 1996 from $2.2 million for the same period in 1995 principally due to an increase in the Company's cash and investment portfolio from proceeds relating to the issuance of the Preferred Stock and improved cash flows from operating activities.

Realized gains on the sale of marketable securities of $1.8 million for the three months ended September 30, 1996 were $.9 million lower compared to the three months ended September 30, 1995.

The medical loss ratio (benefits expense as a percentage of premium revenues) decreased to 88.3% for the three months ended September 30, 1996 from 89.1% for the three months ended September 30, 1995. The medical loss ratio for HMO and POS products was 81.9% for the three months ended September 30, 1996. The medical loss ratio for HMO and POS products was favorably impacted by risk sharing settlements during the three month period ending September 30, 1996. Excluding the impact of these settlements, the medical loss ratio for the three months ended September 30, 1996 would be 84.1% compared to 83.4% for the three months ended September 30, 1995 due to higher levels of utilization in non-CHPN markets in 1996. The medical loss ratio for indemnity and PPO products increased to 90.4% for the three months ended September 30, 1996 from 90.2% for the three months ended September 30, 1995.

                            CERULEAN COMPANIES, INC.

Operating expenses increased 8% to $34.5 million for the three months ended September 30, 1996 from $32.0 million for the three months ended September 30, 1995; however, the operating expense ratio (operating expenses as a percentage of premium revenues) decreased to 10.4% during the 1996 period from 11.0% for the 1995 period. This was primarily the result of lower personnel costs as a percentage of premium revenues due to operating efficiencies gained in 1996.

As a result of the foregoing factors, net income increased to $7.8 million for the three months ended September 30, 1996 from $3.7 million for the three months ended September 30, 1995.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

Premium revenues for the nine months ended September 30, 1996 were $980.0 million, an increase of 15% over the premium revenues of $855.7 million for the nine months ended September 30, 1995. Premium revenues for Indemnity and PPO products increased $41.9 million to $791.8 million for the nine months ended September 30, 1996 from $749.9 million for the nine months ended September 30, 1995, as the result of a 2% increase in membership. HMO and POS premiums increased to $179.9 million for the nine months ended September 30, 1996, up from $100.3 million for the nine months ended September 30, 1995, as a result of a 73% increase in membership. New sales, in group growth, and to a lesser extent migrations from traditional indemnity products into HMO and POS products, continued to drive HMO and POS membership growth to 209,000 members at September 30, 1996 from 121,000 members at September 30, 1995. HMO and POS products accounted for 18% of total premiums for the nine months ended September 30, 1996, up from 12% of total premiums for the nine months ended September 30, 1995.

Investment and other income increased 33% to $10.4 million for the nine months ended September 30, 1996 from $7.8 million for the same period in 1995 principally due to an increase in the Company's cash and investment portfolio from proceeds relating to the issuance of the Preferred Stock.

Realized gains on the sale of marketable securities of $2.7 million for the nine months ended September 30, 1996 were $2.4 million lower compared to the nine months ended September 30, 1995.

The medical loss ratio for HMO and POS products was 84.7% for the nine months ended September 30, 1996. The medical loss ratio for HMO and POS products was favorably impacted by risk sharing settlements during the nine month period ending September 30, 1996. Excluding the impact of these settlements, the medical loss ratio for the nine months ended September 30, 1996 would be 85.6% compared to 82.9% for the nine months ended September 30, 1995 due to higher levels of utilization in non-CHPN markets in 1996. The 1995 loss ratio for HMO and POS products was favorably impacted by adjustments to medical costs for prior periods. The medical loss ratio for indemnity and PPO business decreased to 90.3% during the first nine months of 1996 compared to 90.6% for the first nine months of 1995. The Company has realized more favorable medical loss ratio experience in its traditional indemnity products during the first nine months of 1996 compared to the same period in 1995. Additionally, during the nine month period ended September 30, 1995, the Company had experienced increasing medical cost trends in all markets of its indemnity products which related to the third and fourth quarters of 1994. As a result, an additional $5.6 million was recorded in medical expenses during the 1995 period. The combination of these factors resulted in a more favorable medical loss ratio of 90.3% for the nine months ended September 30, 1996 compared to 90.6% for the nine months ended September 30, 1995.

Operating expenses of $102.8 million for the nine months ended September 30, 1996 increased by $9.0 million over the nine month period in 1995; however, the operating expense ratio improved to 10.5% for the 1996 period from 11.0% for the 1995 period. Due to improved operating efficiencies, personnel costs as a percentage of premiums were lower during the 1996 period.

Non-operating income of $1.3 million for the nine months ended September 30, 1996 related to a gain on the sale of a 5% interest in one of the Company's CHPN subsidiaries to a third party.

As a result of the foregoing factors, net income of $15.6 million for the nine months ended September 30, 1996 exceeded net income of $7.1 million for the same period in 1995 by $8.5 million.

                            CERULEAN COMPANIES, INC.

LIQUIDITY AND CAPITAL RESOURCES

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

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

Net cash provided by operating activities amounted to $27.6 million for the nine months ended September 30, 1996 compared to net cash used in operating activities of $5.8 million for the same period in 1995. Cash used in operations in the 1995 period was primarily the result of an increase in claim payouts and a onetime payout in January 1995 for unused vacation accumulated for prior years. Because of the nature of the Company's business, the cash flows from operations for interim periods are not necessarily indicative of cash flows from operations expected for the entire year. The Company believes that its long-term capital requirements can be met with its current resources, including proceeds from the sale of the Preferred Stock.

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



                                            CERULEAN COMPANIES, INC.
                                                  Registrant




Date: November 12, 1996                  By: /s/ Richard D. Shirk
                                             ---------------------------
                                         Richard D. Shirk, President and
                                         Chief Executive Officer



Date: November 12, 1996                  By: /s/ John A. Harris
                                            ----------------------------
                                         John A. Harris, Treasurer