Form 10-K
period 1996-12-31
CERULEAN COMPANIES INC
filed 1997-03-31
CIK 1009912

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
    For the fiscal year ended December 31, 1996

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [No Fee Required]
    For the transition period from (____________________to___________________)

    Commission file number: 333-2796

                            CERULEAN COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

                        Georgia                                            58-2217138
    (State or other jurisdiction of incorporation or          (I.R.S. Employer Identification No.)
                      organization)

      3350 Peachtree Road, N.E., Atlanta, Georgia                            30326
        (Address of Principal executive offices)                           (Zip Code)

                                 (404) 842-8000
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                  [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (The Company does not currently have a class of securities registered under the Act and, therefore, is not subject to Item 405 of Regulation S-K.) [ ]

The aggregate market value of the Class A Convertible Common Stock and Class B Convertible Preferred voting stock held by non-affiliates of the registrant as of March 27, 1997 was none. Currently the Class A Convertible Common Stock and the Class B Convertible Preferred Stock are not traded.

The number of shares of the registrant's Class A Convertible Common Stock, no par value, $0.01 stated value, outstanding as of February 28, 1997 was 350,535.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's 1996 Annual Report to Shareholders ("Annual Report") are incorporated by reference into Part II -- Item 8 and Part IV -- Item 14 of this Form 10-K.

Portions of the registrant's Form S-1, Registration No. 333-2796, filed on March 27, 1996 and subsequent amendments are incorporated by reference into
Part II - Items 6 and 7 of this Form 10-K.

Exhibits to Forms S-1, Registration No. 333-2796, filed on March 27, 1996 and subsequent amendments are incorporated by reference into Part IV -- Item 14 of this Form 10-K.

                           CERULEAN COMPANIES, INC.
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I
  Item 1:   Business....................................................    3
  Item 2:   Properties..................................................   16
  Item 3:   Legal Proceedings...........................................   16
  Item 4:   Submission of Matters to a Vote of Security Holders.........   16

PART II
  Item 5:   Market for the Registrant's Common Equity and Related
              Stockholder Matters.......................................   17
  Item 6:   Selected Financial Data.....................................   18
  Item 7:   Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................   20
  Item 8:   Financial Statements and Supplementary Data.................   25
  Item 9:   Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................   25

PART III
  Item 10:  Directors and Executive Officers of the Registrant..........   26
  Item 11:  Executive Compensation......................................   34
  Item 12:  Security Ownership of Certain Beneficial Owners and
              Management................................................   39
  Item 13:  Certain Relationships and Related Transactions..............   39

PART IV
  Item 14:  Exhibits, Financial Statement Schedules, and Reports on Form
              8-K.......................................................   40
            Signatures..................................................   43

PART I

ITEM 1. BUSINESS

THE COMPANY

     Cerulean Companies, Inc. (the "Company") was incorporated under the laws of the State of Georgia on February 2, 1996 to act as the holding company for Blue Cross and Blue Shield of Georgia, Inc. ("BCBSGA") and its subsidiaries and for other lawful purposes. BCBSGA was established in 1937 and through a series of business combinations and subsidiary operations had, by 1985, the largest health insurance company market share in Georgia. As of December 31, 1996, BCBSGA and its subsidiaries had 714,000 insurance and administrative service contracts covering or administering benefits for approximately 1.5 million members. This represents more than 20% of the total Georgia population and includes approximately 18% of the more than 3.3 million residents of the metropolitan Atlanta area.

THE CONVERSION

     On February 2, 1996, the Company acquired all of the outstanding capital stock of BCBSGA, following BCBSGA's conversion from a not-for-profit corporation to a for-profit corporation, pursuant to a Plan of Conversion approved by the Georgia Commissioner of Insurance on December 27, 1995 (the "Conversion"). In connection with the Conversion, the Company issued 49,900 shares of Class B Convertible Preferred Stock ("Preferred Stock") to raise $49.9 million in capital. After deducting offering costs, the net proceeds to the Company were $46.6 million. As a part of the Conversion, the Company agreed to offer to each of BCBSGA's eligible subscribers five shares of its Class A Convertible Common Stock, no par value, (the "Class A Stock") at no cost. As of February 28, 1997, a total of 70,098 eligible subscribers accepted 350,535 shares of Class A Stock. Currently, the Class A Stock is not publicly traded.

INDUSTRY OVERVIEW

     According to the Health Care Financing Administration, health care spending in the U.S. rose from $697 billion in 1990 to $1,008 billion in 1995, an average annual increase of 7.7%. This rate was considerably more than the average annual increase of the Consumer Price Index ("CPI") of 3.1% for the same period. Health care spending accounted for 14% of the Gross Domestic Product ("GDP") in 1995, versus 12% in 1990. For 1996, health care spending is estimated to account for 15% of the GDP, with health care expenses exceeding $1.1 trillion. On an absolute dollar basis, as well as on a percentage of GDP basis, the United States spends more on health care than any other country in the world. Several factors have contributed to the dramatic increase in healthcare expenditures, including the aging of the population, increased use of high-technology treatments and tests, the rising cost of malpractice insurance and higher operating costs for hospitals, physicians and other health care providers. Prior to the development of managed health care, most health insurers offered health care benefit plans known as indemnity, or fee for service plans, which do not typically provide incentives to use particular providers for the provision of care or include other cost-containment features.

     Due to the escalating cost of health care services, customers (both groups and individuals) began to demand lower cost alternatives to traditional indemnity insurance plans. Managed health care plans were developed to attempt to provide appropriate health care services in an affordable manner. Typically, health maintenance organization (an "HMO") and preferred provider organization (a "PPO") plans develop networks of health care providers to deliver health care at favorable rates while participating in quality initiatives together with utilization management and other cost control measures. An important factor in controlling costs is the number of members (i.e., enrolled health care consumers) that a managed care benefit plan can direct to providers. Under many managed care plans, providers are reimbursed based on either capitation (a fixed monthly fee per member regardless of frequency of use, generally used by HMOs for physicians and ancillary medical services such as laboratory services) or a negotiated per diem (daily rates, generally used for hospitals) or limited fee schedules (generally used for specialty physicians). Managed health care plans also feature a variety of methods of health care utilization management to monitor the type, quantity and setting of services obtained. Utilization management programs are designed to provide incentives to encourage providers to deliver disciplined and cost-effective care. According to a compilation of industry sources, membership in HMOs nationwide has grown from 33.1 million in 1990 to 59.1 million as of January 1, 1996, an increase in market penetration from 13% in 1990 to 22% as of January 1, 1996.

     Different types of health care utilization management and cost control methods differentiate managed health care plans. HMOs generally require members to use network providers exclusively, except in very limited cases, and to consult with a primary care physician prior to obtaining treatment from specialists. HMOs generally include capitated payment arrangements with network providers and charge members only modest copayments in addition to regular monthly premiums. A point of service network plan (a "POS") provides members with an HMO service option for network coverage and also permits the member, at the time medical service is required, to choose a provider that is not a member of the HMO network. POS plans generally require the use of a primary care physician within the network to coordinate health care services for the members while PPO plans often do not. PPO and POS plans also provide members with the option of using non-network providers under indemnity-type coverage terms which require higher coinsurance payments by members and higher deductibles. These member payments are generally limited to an out-of-pocket maximum. Coinsurance and higher deductible requirements for non-network care in POS and PPO plans are designed to encourage greater utilization of the network care by members, thereby reducing costs. See "BUSINESS -- Business Lines and Products."

GENERAL

     The Company, through its subsidiaries, has the largest health insurance company market share in Georgia, with 714,000 insurance and administrative service contracts covering or administering benefits for approximately 1.5 million members as of December 31, 1996 (including HMO, PPO and POS members). This represents over 20% of the total Georgia population. BCBSGA has one of the State's largest PPO memberships, serving over 347,000 members as of December 31, 1996, and serves an additional 224,000 members through its health maintenance organization, HMO Georgia, Inc. ("HMO-Ga") which also offers the Company's POS products. BCBSGA has two other subsidiaries, Greater Georgia Life Insurance Company, Inc. ("GGL") and Group Benefits of Georgia, Inc. ("GBG"). GGL offers group life, accident and disability insurance products that are sold in conjunction with the Company's health products. GGL has an A- rating from A.M. Best and is licensed to offer its products in Alabama, Georgia, Mississippi, North Carolina, South Carolina, and Tennessee. GBG is a general insurance agency that principally sells life, accidental death and dismemberment, and disability coverage to complement health insurance products. Cerulean Companies, Inc. will derive revenue from dividends from BCBSGA as well as revenues the Company may derive from other non-regulated services it may provide customers directly in the future.

     The Company's core business products are its traditional indemnity products and its HMO, POS and PPO products. The Company's current business strategy centers around the belief that development of managed care products, with a strong HMO at the core, represents the most prudent response to current market place demands. In areas where there is no managed care, the Company's strategy is to solidify market presence through PPO network expansion, favorable changes in provider reimbursement, and benefit design alterations that meet employers' needs.

     The Company offers its traditional indemnity products and its HMO, POS and PPO products exclusively within the boundaries of the State of Georgia. The Company and certain of its subsidiaries are licensed by the Blue Cross Blue Shield Association ("BCBSA") to refer to themselves under the name of Blue Cross and Blue Shield only in the State of Georgia. While there are only limited BCBSA restrictions on the conduct of business by the Company or its subsidiaries outside the State of Georgia under a different name, less than 1% of the Company's revenue is currently associated with non-Georgia business.

     BCBSGA and its subsidiaries have a comprehensive quality management program which focuses on assessment, management and methodology for monitoring inpatient and ancillary services. The quality management program monitors, collects data on and evaluates inpatient and outpatient medical care, inclusive of preventive and mental health services, as well as the level of customer service provided to its members by physicians and other medical providers. BCBSGA has a disciplined credentialing policy and function which monitors the recruitment and retention of its provider panels throughout the state. BCBSGA's PPO is the first preferred provider organization in Georgia (and one of only 10 in the United States) to receive full accreditation from The Utilization Review Accreditation Commission. Additionally, on February 25, 1997, HMO-Ga was awarded a full, three year accreditation by the National Committee for Quality Assurance ("NCQA"). The NCQA is a nationwide organization which evaluates quality assurance programs for HMOs.

     The Georgia marketplace is extremely diverse, ranging from the major metropolitan area of Atlanta, with a 1990 population in excess of 2.9 million, to several mid-sized cities, including Augusta, Columbus, Macon and Savannah, to smaller cities, including Athens, Cartersville, Gainesville and Rome to very rural areas. The southern half of the State of Georgia is primarily an agrarian economy.

     The metropolitan Atlanta area has an HMO market penetration of approximately 31%; however, Georgia as a whole currently has one of the lowest HMO penetrations in the country, at 13%. Based on industry sources, the five states with the highest HMO penetration in the country have penetration in excess of 41%.

     At present, HMO-Ga is licensed and operational as an HMO in eight markets in Georgia representing more than 5.3 million residents, including Atlanta. HMO-Ga's HMO and POS products are serviced through networks of primary care physicians, specialist physicians and hospitals. Beginning January 1995, HMO-Ga also began supporting its products through Community Health Partnership Networks ("CHPNs").

ORGANIZATIONAL STRUCTURE

     The Company's primary operating subsidiary, BCBSGA, is organized in a Business Unit, a Support Unit and a Governance Unit structure. Business Units have responsibility to sell products, at appropriate prices, and to manage the effective delivery of product benefits at acceptable levels. Support Units manage the delivery of administrative services to individual or multiple Business Units within defined cost parameters, while meeting customer service expectations. The Governance Units establish policy, provide direction for BCBSGA and monitor compliance.

     Within the Individual Business Unit, health insurance products are sold to individuals (or individual families) under age 65, or to persons over age 65 who are Medicare eligible. Local Market Business Units offer a full line of health insurance products for employer groups of less than 500 employees. The Major/National Business Unit offers a full line of health products to employer groups with 500 or more covered employees, and the National Par Business Unit supports participating plan accounts of Georgia employees of national employers sold through other Blue Cross and Blue Shield plans.

STRATEGIC INITIATIVES

  CHPNs

     As a result of concern with rising health care costs and changing trends in the health care industry, the Company determined to develop its own integrated delivery system for managed health care products. The Company's CHPNs are the cornerstone of this strategy. The Company believes CHPNs will facilitate the introduction of its HMO and POS products into new markets and address group customer demand for lower cost health care while providing more predictable revenue. CHPNs are locally based equity ventures between BCBSGA and a local physician group and/or hospital, which owns the remaining equity interests in the CHPN. The Company anticipates that BCBSGA will own at least 51% of the equity interests in each CHPN it organizes, and the local physician group and/or hospital will own the remaining equity interest. Clinical services are provided by the physician or hospital partners as well as other providers with which the CHPN maintains contracts, and BCBSGA provides sales, management and administrative services, including information systems and data management services through service contracts with the CHPNs. Premium and fee revenues are received from subscribers by HMO-Ga which keeps a flat percentage as a contribution to surplus. After deduction for premium taxes and administrative retention by BCBSGA, the remaining premium revenue is used for payment of medical expenses and for contribution to the CHPN's retained earnings.

     BCBSGA has taken several actions to support the CHPNs, including (i) hiring experienced managers to oversee sales, medical network management and financial performance in the local markets, (ii) providing dedicated claims processing and membership services, (iii) developing a strategic information systems plan that addresses the information requirements, applications needs and systems architecture necessary to support the CHPNs and (iv) enhancing medical management activities and continued development of NCQA processes and Health Plan Employer Data and Information Set ("HEDIS") reporting. Atlanta Healthcare Partners, Inc. (which operates in the Atlanta metropolitan area and surrounding counties) was the first CHPN to become operational. During 1996, three additional CHPNs, jointly owned by health care providers and BCBSGA, were formed and capitalized, including CHPNs in Augusta, Macon and Rome. In three other Georgia markets serviced by HMO-Ga, HMO and POS products are being supported by HMO-Ga in collaboration with local providers, as a prelude to the formation of CHPNs in those markets.

  Information Technology

     In 1995 the Company completed a Strategic Information Systems Plan ("SISP") which addresses specific information systems and network requirements for the future. In 1996 the Company began implementing the SISP and expects to complete its implementation in the 1998-1999 time frame. The SISP is comprehensive and provides an assessment of the extent and cost of its development and implementation over a three to four year period. It identifies the capital, equipment, software and intellectual property necessary to employ and support traditional kinds of systems effectively in an evolving managed care and customer service environment. It also details new technologies that will support and enable the Company to enhance its strategic business initiatives, such as CHPNs.

     The Company believes the strategies outlined in the SISP will result in more cohesive and efficiently interrelated uses of information technology, both through systems targeted to specific uses and through the use of networks to deploy solutions Company-wide.

     Currently, the Company uses a mixture of systems and processing platforms to meet its requirements. As provided in the SISP, the principal system is GTE's Q/Care product, as modified for the Company. The primary modules have been completed and installed. The Company is currently migrating both data and applications from other systems, principally a claims processing system which was internally developed, onto the Q/Care system. The predecessor systems will then be retired. When complete, the Company hopes to have established a technical infrastructure providing highly available, reliable and responsive business and clinical systems that position the Company to excel in the dynamic health care marketplace.

     All companies that operate on mature computer software programs face the difficult task of how to reprogram or replace their existing systems, which have protocols that address dates in terms of the 20th century (19xx) only. As the year 2000 approaches, the efforts and resources required to solve this problem may be large. The Company is in the process of examining code for all its systems and formulating an action plan to address this issue.

     The Company also performs paperless claim clearinghouse/electronic data interchange activities. The recent addition of on-line eligibility, claims status and preauthorization/referral processing options to providers, as well as on-line access by groups to their eligibility and claims information, has strengthened the Company's position for health care electronic commerce.

BUSINESS LINES AND PRODUCTS

  Overview

     The Company is a full service provider of health benefit programs in the Georgia marketplace. The Company markets life, health and disability insurance products to employer groups and individuals. The overall product portfolio available includes standard indemnity insurance, PPO, HMO and POS health benefits plans, life insurance products and ancillary products including dental insurance, a vision affinity product, vision insurance and specialty products for mental health and pharmacy benefits.

     Various funding arrangements are available for each health benefit product. These arrangements range from fully insured to administrative services only (ASO/Cost Plus"). Under a fully insured arrangement, BCBSGA assumes the full risk (subject to deductibles and other adjustments) with direct payment by BCBSGA, generally to the provider. In an ASO/Cost Plus arrangement, BCBSGA administers the health insurance program for its customer, and is compensated according to the terms of the contract for its services by a fee in excess of those amounts that are disbursed to providers. The formula for compensation in ASO/Cost Plus arrangements varies from contract to contract, but conceptually in such arrangements BCBSGA receives reimbursement for benefit payments processed and related administrative fees. ASO/Cost Plus funding is generally utilized by employers with at least 500 covered enrollees. Some employers may choose individual member or aggregate reinsurance to protect against catastrophic losses.

     Shown below is certain information on each of the Company's major product lines.

                             PERFORMANCE BY PRODUCT

                                                                                      YEAR ENDED
                                                       AT DECEMBER 31, 1996        DECEMBER 31, 1996
                                                      -----------------------   -----------------------
                                                                                 REVENUES
PRODUCT                                               CONTRACTS   MEMBERS (2)     ($000)     LOSS RATIO
-------                                               ---------   -----------   ----------   ----------
Indemnity...........................................   211,884       396,035    $  561,238      88.3%
PPO.................................................   157,948       347,486       497,412      92.0
HMO.................................................    80,739       169,731       191,622      85.2
POS.................................................    25,447        54,288        62,607      85.0
Other...............................................        --            --        10,783      53.8
Other Enrollment(1).................................   237,882       523,340           --         --
                                                       -------     ---------    ----------
All Products........................................   713,900     1,490,880    $1,323,662      88.8%
                                                       =======     =========    ==========

--------------------

(1) Includes Administrative Services Only (ASO), Third Party Administrator (TPA) and National Service Only Services.

(2) Actuals for HMO and POS. Estimates for other products.

HMO AND POS

     The Company's HMO product has been offered by HMO-Ga since 1986. From 1986 through 1993, the product did not experience substantial growth. However, in 1994 new management and an increased emphasis on sales of managed care products dramatically increased the market acceptance of HMO-Ga's products. HMO-Ga's HMO and POS products are now the Company's fastest growing products, due, in part, to the Company's CHPN initiatives. At present, HMO-Ga is licensed and operational as an HMO in eight separate markets in Georgia, including Atlanta, Athens, Augusta, Columbus, Macon, Rome, Gainesville and Savannah, representing more than 5.3 million residents.

     HMO-Ga's HMO and POS products are offered to group subscribers as "Blue Choice Healthcare Plan," which is a prepaid coverage and preventive care product, and as "Blue Choice Option," which is a point-of-service product that allows members to choose between HMO-Ga network providers and out-of-network providers. Premiums are collected on a monthly basis from employers. Some employers allow members to elect, at annual enrollment, whether they wish to be in the "Blue Choice Healthcare Plan" or the "Blue Choice Option."

     Under the Company's HMO product, HMO members select a primary care physician who provides basic medical care for the member pursuant to a contract with HMO-Ga. The primary care physician coordinates all of the medical and health care for each HMO member, including physical examinations, specialist care and hospitalization. Each primary care provider is credentialed and periodically re-credentialed by the Company to maintain physician network standards. The primary care physician coordinates with the member and the Company to promote the delivery of appropriate care in a cost-effective manner. HMO benefit plans require varying copayments for health care services. Coverage for hospitalization services requires prior approval by the member's primary care physician and must be provided in network facilities, except in cases of medical emergency. Coverage for hospitalization services requires prior approval by the member's primary care physician and must be provided in network facilities, except in cases of medical emergency. HMO benefit plans also provide coverage for preventive treatment and wellness programs. Benefits such as dental services, pharmacy services and vision care may be purchased as options to the basic benefit plan with a variety of copayment levels.

     Blue Choice Option members are required to use a primary care physician for basic medical services and pre-certification of specialist services whether performed by network or non-network providers. Non-network services and services obtained without primary care physician approval are subject to deductibles and significant coinsurance requirements. Network hospitalization is fully covered.

     HMO-Ga's application to offer a medicare risk HMO product in nine counties within the Atlanta metropolitan area was approved by the Health Care Financing Administration in December 1996. Product launch is pending approval by the Georgia Department of Insurance.

  PPO

     The Company's PPO was first introduced in Georgia in the mid-1980's and began being offered as "Blue Choice PPO" in 1995. The Company's PPO is one of five largest statewide provider networks in Georgia, serving more than 347,000 members as of December 31, 1996.

     The Company's PPO products are intended to deliver health care benefits at lower premium costs than traditional indemnity products due to benefit design, favorable pricing arrangements with network providers and utilization management and other cost control arrangements with network providers. Typically, 80% to 90% of the cost of covered health care services received through the PPO network are covered by the Company's PPO benefit plans. Non-network services are generally covered at 60% to 70%, subject to higher deductible and coinsurance requirements. Currently, the Atlanta, Athens, Augusta, Columbus and Savannah PPO networks are utilizing a fee schedule rather than a traditional discount from charge. The Company anticipates that its other PPO networks will also convert to utilizing a fee schedule rather than a traditional discount from charge, which will further enhance the cost effectiveness of this product.

     Full coverage for covered services is provided after a member has paid a specified annual out-of-pocket maximum (coinsurance). The Company offers a broad range of PPO benefit plans which enable the employer to choose the mix of benefits that is suited to its employees' needs. Higher deductibles, coinsurance and out-of-pocket maximums and other financial incentives encourage subscribers to use network provider services. The Company's PPO also offers preventive health benefit coverage, such as health assessments, immunizations and prenatal visits. Premiums for the Company's PPO product are collected monthly from employers.

  Indemnity

     The Company's traditional indemnity product line includes benefit options for both the individual and group markets through products that reimburse for covered health care services on a fee for service basis. Premiums for this product are set annually, and collected on a monthly basis. Traditional indemnity products may utilize the statewide networks that the Company has established for physicians, hospitals and pharmacies. The majority of new business opportunities for traditional indemnity group business are in the rural markets where, the Company believes, the flexibility of its indemnity products, in terms of provider access, is an advantage.

     The Company's indemnity products are offered to group subscribers as "New CHIP," the traditional indemnity insurance product with certain managed care features. Indemnity products are offered to individual subscribers as (i) "Flex Plus," a comprehensive major medical product for people under age 65, that provides a full range of benefits related to hospital, surgical, pharmacy and other associated medical expenses with varying deductible and coinsurance options, (ii) "hospital/surgical," a lower cost product than "Flex Plus", which insures only catastrophic non-routine services associated with a more serious medical condition related to a surgical procedure or in-patient hospital stay, and which is also offered to people under 65, and (iii) "65 PLUS," a guaranteed issue plan that acts as a supplement to the federally insured Medicare program. During 1997 the Company expects to offer through HMO-Ga, "Blue Choice Platinum", to the over 65 market.

  Life Insurance

     GGL offers group life and disability products to employers of all sizes and is licensed to do business in six states throughout the Southeast. GGL derives 99% of its revenues from business in the State of Georgia. Term life insurance is commonly offered with accidental death and dismemberment ("AD&D") for all groups with less than 100 employees. For larger groups, the life product may be offered with health insurance. In addition to the standard term life and AD&D products, GGL also offers a contributory, voluntary life insurance product as well as a dependent life insurance product. GGL offers a variety of plan designs and coverage amounts. GGL also offers both short and long term disability insurance.

  Ancillary and Specialty Network Benefits

     The Company offers a variety of ancillary and specialty network benefits to enhance the Company's competitive position, and is developing other such products. Offering an array of ancillary products and specialty networks permits the Company to capitalize on its name recognition and to appeal to employer groups that are increasingly seeking a variety of benefit options. Currently, these ancillary and specialty network benefits are offered in conjunction with the Company's medical benefit plan designs.

     The Company has offered dental insurance since 1982. Dental insurance is typically offered as a benefit enhancement that may be purchased in conjunction with group products. A number of major commercial carriers and other entities are offering managed dental care products, although BCBSGA does not currently offer such a product.

     The Company offers vision, mental health/substance abuse and pharmacy benefits as part of certain of its medical plan designs. These benefits have not been designed as stand-alone products and are not sold separately from medical products.

  Workers Compensation Services

     The Company recently developed a managed care workers compensation service to provide medical management services to customers. The managed care organization is certified in 137 counties in Georgia. The Company believes that by focusing on its core business of network management, medical review and provider reimbursement, it will be able to successfully assemble and market networks and generate revenue through access fees to TPAs, self-administered companies and a limited number of full service insurers as its distribution channel.

MARKETING AND SALES

  General

     The Company's marketing operations vary depending upon the segment at which sales efforts are directed; individuals (i.e., direct pay), small employer groups (defined as groups of two to 99 employees), large employer groups (defined as groups of 100 or more employees) and major national groups (defined as groups of 500 or more employees). The Company's marketing efforts are coordinated by local market managers in each of the established local market regions, as well as by an Assistant Vice-President of Major/National Accounts and a Director of Individual Sales. Each of these individuals is supervised by the Executive Vice-President of Market Operations.

     From a competitive perspective, the Company's market is segmented generally by geography, product and customer group size. Significant competition exists in the Atlanta and Augusta markets for managed care products. In other metropolitan areas, the majority of competition is generally for indemnity or PPO products, although new market entrants with managed care capabilities are beginning to penetrate these areas.

     The Company believes that a large percentage of profitable marketing opportunities exist in the small group market, and it has sought to become more active and competitive in this area. The Company has pioneered cooperative buying programs as an enhancement to its existing distribution channels. These programs, sponsored by local Chambers of Commerce, offer an exclusive endorsement of the Company's products and the opportunity for a reduction in sales costs. The Company believes that these cooperative programs provide enhanced product access to small group customers. Cooperative programs are currently active in Atlanta, Albany, Athens, Cartersville, Gainesville and Rome, Georgia.

     The Company has also been highly successful in developing Major and National account business, especially for its HMO and POS products, because of its unique position regarding statewide capabilities.

INTERNAL SALES AND SERVICE FORCE

     The Company employs an internal sales staff of account executives and group sales representatives to sell and service all of the Company's group product lines. The sales force works with other members of the distribution channel, including independent agents and brokers and the Chamber of Commerce programs. They also make direct calls on selected target accounts and work with nationally recognized consulting firms. Each geographic area has a local market manager and a sales manager directly responsible for the results of the unit. In addition, a centralized communications department develops direct mail advertising and promotional material that targets specific audiences for potential distribution of products. Service representatives are assigned specific accounts and work directly with the internal sales force and independent agents and brokers. Service representatives become the principal administrative contact for employers and their benefit managers. Their duties include conducting on-site meetings, providing health data reports and resolving potential service issues.

     The Company also maintains an additional fully-commissioned staff of sales employees who sell the Company's individual indemnity insurance products (other than the Medicare supplement). The Medicare supplement is sold by a telemarketing staff.

  Independent Insurance Agents and Brokers

     The Company's group sales representatives market health insurance and managed care products through independent agents, brokers and consultants who are paid commissions from the premiums received by the Company. Brokers who meet selected production and underwriting criteria are also eligible for a "Preferred Producer" bonus. These independent agents and brokers are responsible for a significant portion of the Company's enrollment growth over the past two years. Any future growth in ensuing calendar years will also be dependent on the Company's ability to continue productive relationships with these independent agents and brokers.

     Independent agents and brokers are not salaried employees of any insurance company or managed care company and are free to sell multiple products from multiple insurance firms. Some agents and brokers are career agents of other insurance companies whom they represent, and for whom they may be required to maintain product exclusivity for a given type of product but are able to sell group health insurance and managed care products from a number of carriers, including the Company. The distribution channel for the majority of sales opportunities in the Georgia market is dominated by independent agents and brokers, particularly in rural areas, and most insurance companies utilize them to distribute their products.

UNDERWRITING

     In determining whether to accept groups and to establish appropriate rates for its plans, the Company uses specific underwriting criteria based on its accumulated actuarial data, with adjustments for factors such as claims experience, member mix and risk characteristic differences, to evaluate anticipated health care costs. The risk selection criteria utilized by the Company employ generally accepted risk characteristics and a flexible underwriting formula to generate new business and renewal rates. Rates and the rating process are monitored monthly with appropriate adjustments made at least quarterly. New business ratings for all groups are applied through the use of an automated proposal system, with rates and risk selection criteria being implemented by field sales personnel. For employer groups with 100 or more employees, all rates are determined by underwriting management, who utilize the same screening of risk characteristics that is conducted for employer groups of smaller size, but who attempt to blend actual claim experience (utilizing a flexible credibility formula and underwriting intervention) in order to establish an appropriate rate based on the Company's desired competitive position. Rates for groups smaller than 50 are regulated by Georgia law.

CUSTOMERS

     The Company has contracts with certain employer groups that account for a significant portion of the Company's business. For 1996, two employer groups accounted for approximately 20% and 10%, respectively, of the Company's total premium revenues. Additionally, the Company processes and pays claims as fiscal intermediary for the Medicare Part A program and as administrative agent for the State of Georgia Employee Health Benefit Plan and for BCBSA's Out-of-Area Program. In 1996, claim payments for these agency programs exceeded $3.5 billion dollars which are not included in either revenues or benefits expense in the Company's statement of income. The Company receives fees from these federal and state government programs for performing these services. Fees received from these programs are deducted from operating expenses and are not included in premium revenues. One employer group accounts for over 29% of the Company's membership. The non-renewal or termination of any of the contracts with these employer groups could have a material adverse effect on the Company's business, financial condition and results of operations.

INVESTMENT PORTFOLIO

     The Company's conservative management of the investment process has played an integral role in developing and maintaining its financial strength. Earnings from the investment portfolio have contributed significantly to the profits of the Company. Over the five-year period from January 1, 1992 to December 31, 1996, investment income plus gains realized on sales of investments represented 79% of consolidated pre-tax income. Such income and gains represented 88% of consolidated pre-tax income in 1996. The increase in the percentage of investment income and realized gains on sales of investments to pre-tax income for 1996 is primarily the result of the increase in investment income earned on proceeds from the issuance of the Preferred Stock and realized gains on sales of marketable securities.

     Investment discretion of the Company's insurance subsidiaries is limited by the Georgia Insurance Code. The Company has established a two-tiered investment portfolio. Liquidity needs are met through an internally managed investment portfolio (the "Internal Portfolio") which is invested primarily in institutional money market accounts. Those assets not required for liquidity are transferred to external money managers for long term investment in the fixed income and equity markets (the "External Portfolio"). The assets in the External Portfolio are held in custody by banks in Georgia. All bonds in the investment portfolios must have quality ratings of "A" or higher, by Moody's Investors Service and Standard & Poor's Ratings Group. The equity investments in the Company's investment portfolios are highly diversified and limited to high quality domestic equity securities. There are no derivative securities or instruments in the Company's investment portfolios. The Board of Directors of each subsidiary reviews and approves investment related activities at least quarterly.

     BCBSGA's investment portfolio represented 78% of the Company's consolidated investment portfolio at December 31, 1996. BCBSGA's Internal Portfolio is managed by management staff, who report to the Treasurer and Chief Financial Officer ("CFO") of BCBSGA who in turn reports to the Treasurer of the Company. BCBSGA's External Portfolio is managed by independent advisory firms and is subject to the review of BCBSGA's CFO. The CFO monitors the performance of BCBSGA's investment managers and compares their performance on a monthly basis to predetermined benchmarks. The Finance Committee of the Board of Directors of BCBSGA formally reviews performance of each investment manager on a quarterly basis. Performance is also calculated quarterly by an outside consultant, Alex Brown & Sons Incorporated, including benchmarking to an extensive group of other professionally managed investment portfolios. Additionally, investment performance of BCBSGA is then routinely reported by the Finance Committee to the Board of Directors. The investment process is dynamic and continually reviewed for improvements and refinements.

     Shown below are the Company's consolidated invested assets by category. The following tables should be read in conjunction with the Company's 1996 Consolidated Financial Statements and the Notes thereto.

                            INVESTMENTS BY CATEGORY

                                                                   AS OF                 AS OF
                                                             DECEMBER 31, 1996     DECEMBER 31, 1995
                                                            -------------------   -------------------
                                                                         % OF                  % OF
                                                            CARRYING   CARRYING   CARRYING   CARRYING
                                                             VALUE      VALUE      VALUE      VALUE
                                                            --------   --------   --------   --------
                                                                         ($ IN MILLIONS)
Fixed maturities..........................................   $157.6      72.2%     $131.1      75.0%
Equity securities.........................................     60.1      27.6        42.7      24.5
Short-term investments....................................      0.4       0.2         0.9       0.5
                                                             ------     -----      ------     -----
  Total investments.......................................   $218.1     100.0%     $174.7     100.0%
                                                             ======     =====      ======     =====

     The Company's consolidated portfolio is comprised primarily of highly liquid investment securities. The Company's fixed maturities consist of United States Government securities and corporate securities. At December 31, 1996, all of the Company's fixed maturities consisted of instruments bearing fixed, rather than variable, rates of interest. The following summarizes the Company's fixed maturities by category.

                          FIXED MATURITIES BY CATEGORY

                                                                     AS OF
                                                               DECEMBER 31, 1996
                                                              -------------------
                                                                           % OF
                                                              CARRYING   CARRYING
                                                               VALUE      VALUE
                                                              --------   --------
                                                                ($ IN MILLIONS)
U.S. Treasury securities and obligations of U.S. government
  agencies..................................................   $139.9      88.8%
Corporate securities........................................     17.7      11.2
                                                               ------     -----
  Total fixed maturities....................................   $157.6     100.0%
                                                               ======     =====

     The following table summarizes the Company's fixed maturities by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without a call or repayment premium.

                     FIXED MATURITIES BY MATURITY CATEGORY

                                                                     AS OF
                                                               DECEMBER 31, 1996
                                                              -------------------
                                                                           % OF
                                                              CARRYING   CARRYING
                                                               VALUE      VALUE
                                                              --------   --------
                                                                ($ IN MILLIONS)
Due in one year or less.....................................   $ 17.6      11.2%
Due after one year through five years.......................     80.9      51.3
Due after five years through ten years......................     45.6      28.9
Due after ten years.........................................     13.5       8.6
                                                               ------     -----
Total fixed maturities......................................   $157.6     100.0%
                                                               ======     =====

COMPETITION

     The market for each of the Company's products in Georgia is highly competitive on both a regional and statewide basis and has undergone significant changes in recent years. From a competitive perspective, the market is segmented generally by geography, product and employer group size. Significant competition exists in the metropolitan Atlanta market for managed care products, while outside of this area the majority of competition currently is for either traditional indemnity or PPO products, although new market entrants with managed care capabilities are beginning to penetrate this area. The Company has many competitors in its indemnity, PPO and HMO operations, many of which have substantially greater financial and other resources than the Company. However, based upon current data available in publications circulated generally and within the health care industry, no single competitor is dominant in any one of the Company's eight geographic markets in the state.

     Price competition among benefit plans in the Company's markets, particularly the Atlanta metropolitan area, has intensified. As of September 1996, 83% of the Atlanta HMO and POS market was held by the Company and four national competitors, according to public information, of which the Company's share was 20% and the largest competitor's share was 20%. Because the Company's existing business operations are almost entirely confined to markets within the State of Georgia, the Company currently is unable to subsidize losses in these markets with profits from other markets as national companies can. The Company believes that certain larger, national competitors are able to subsidize losses in the Georgia market with profits from other markets in which they operate, and could pursue such a strategy in the Company's markets in an effort to increase market share. The national health care industry has recently seen a consolidation of companies that offer health care insurance, including traditional indemnity and managed care products. In addition to intensifying competition, this consolidation may result in corporations with enhanced financial resources positioned to pursue such a strategy of subsidizing losses to increase their market position in Georgia.

     Further, future legislation at the federal and state levels may also result in increased competition in the Company's markets. Competition may also be affected by independent agents and brokers who sell the Company's health care benefit plans as well as the benefit plans of the Company's competitors. Additionally, provider-sponsored initiatives, through which certain hospital and physician alliances compete with traditional means of health care financing, are developing in some market segments. No assurance can be given that the Company will be able to compete effectively with such competition in the future.

EMPLOYEES

     The Company had 2,090 employees at December 31, 1996. No Company employees are represented by any union, and the Company believes that its relations with its employees are satisfactory.

GOVERNMENT REGULATIONS

  Holding Company Regulation

     The Company is an insurance holding company and as such is subject to regulation by the Georgia Insurance Department (the "Department"). Georgia regulations require the filing of financial and other information concerning the operations and interrelationships of entities within an insurance holding company system. Such regulations extend to contracts, loans, dividends, distributions, management agreements and other transactions between holding company entities. Such agreements must be submitted to the Department for approval, based on concepts of fair and reasonable terms; reasonable charges and fees; and the condition that following any such related party transaction the insurer's surplus with regard to policyholders shall be reasonable in relation to the insurer's outstanding liabilities and adequate to meet its financial needs.

  Regulation of Insurance Subsidiaries

     BCBSGA, HMO-Ga and GGL are subject to comprehensive regulation. The Georgia Department of Insurance has broad authority to regulate, among other things: licenses to transact the business of insurance; investment activity of insurers; premium rates for certain insurance products; trade practices of insurers; agent licensing; policy forms; insurance underwriting and claims practices; and reserve adequacy and solvency. BCBSGA, HMO-Ga and GGL are required to file detailed annual reports with the Department. BCBSGA, HMO-Ga, and GGL's accounts are subject to periodic examination by the Department, which also regulates insurance holding company systems, including the acquisition and sales of licensed entities, payment of dividends by regulated entities, the terms of affiliate transactions and other related matters. HMO-Ga is a licensed "health maintenance organization" under Georgia insurance law. Pursuant to Georgia law, HMOs are considered insurers, and, except as specifically provided to the contrary, are regulated by the same provisions that apply with respect to BCBSGA and GGL.

  Change or Acquisition of Control

     Georgia insurance law requires the Commissioner's prior approval of any transaction affecting change of control of, or other acquisition of, a domestic insurer, or of any person or entity that controls a domestic insurer. In general, a presumption of control exists if any person or entity beneficially owns or controls 10% or more of the voting securities of a domestic insurer or of a person that controls a domestic insurer. Any direct or indirect change in control of a domestic insurer or an entity which controls a domestic insurer, is subject to the approval of the Commissioner, following a public hearing.

  Examinations

     BCBSGA, HMO-Ga and GGL are each subject to examination of their affairs by the Department. The Department periodically conducts an examination of insurance companies domiciled in Georgia. The most recent examination of BCBSGA, HMO-Ga and GGL by the Department was completed during the last quarter of 1995 and covered the period from January 1, 1992 through December 31, 1994. As a result of the most recent examination, no matters were raised by the Department that would have a material impact upon the statutory financial statements of either BCBSGA, HMO-Ga or GGL.

TRADE NAMES, TRADE MARKS, SERVICE MARKS AND LICENSES

     Pursuant to licenses from BCBSA, the Company has the exclusive right to do business under the name Blue Cross and Blue Shield of Georgia and to use the Blue Cross and Blue Shield names, trademarks and service marks for all of the indemnity and managed health care products and services it offers in all 159 counties in Georgia. The Company believes that the well-recognized Blue Cross and Blue Shield names, trademarks and service marks will continue to provide a significant marketing advantage in its licensed service area, particularly as competitive pressures narrow differences among health care benefit plans. The Company cannot do business using the Blue Cross and Blue Shield names, trademarks and service marks outside of its licensed service area.

ITEM 2. PROPERTIES

     The Company's corporate headquarters occupies approximately 240,000 square feet of leased space in a 17-story building located in Atlanta, Georgia, and its main claims operations center occupies approximately 176,000 square feet of owned space in a four-story building located in Columbus, Georgia. Both facilities are in excellent condition and are in desirable and accessible locations. The Company leases space in 25 other buildings in communities throughout Georgia for a variety of corporate purposes. If the current rate of the Company's business growth can be sustained, additional space may be required.

ITEM 3. LEGAL PROCEEDINGS

     The Company and its subsidiaries from time to time are parties to legal proceedings arising out of, and incidental to, the Company's normal course of business. In the opinion of the Company, adequate provision has been made for losses which may result from currently known actions and, accordingly, the outcome of these proceedings is not expected to have a material adverse effect on the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 18, 1996 the Company held a Special Meeting of Stockholders. The following item was submitted to a vote by the holders of all shares of Class A Common Stock held of record on October 21, 1996.

Election of Class A Designated Directors

                                                        FOR     AGAINST   ABSTAIN   NON-VOTE    TOTAL
                                                      -------   -------   -------   --------   -------
Elizabeth W. Camp to serve until the 1999             180,350    3,240      --        --       183,590
  annual meeting of shareholders or until a
  successor is duly elected and qualified

Joseph D. Greene to serve until the                   180,350    3,240      --        --       183,590
  1997 annual meeting of shareholders
  or until a successor is duly elected and
  qualified

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     On February 2, 1996, 49,901 shares of Class B Convertible Preferred Stock (the "Preferred Stock") were sold to purchasers that qualified as accredited investors under Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"). The aggregate offering price to investors was $49.9 million with net proceeds to the Company of $46.6 million. The Preferred Stock was sold in a private placement conducted in compliance with Regulation D and exempt from registration under Section 4 (2) of the Securities Act. The description of the terms of conversion of the Preferred Stock are incorporated herein by reference. See "DESCRIPTION OF CAPITAL STOCK -- Preferred Stock -Conversion of Preferred Stock" in the Form S-1, Registration No. 333-2796, filed on March 27, 1996, and subsequent amendments.

     As of February 28, 1997, the Company had 70,098 shareholders of record. There is no established public trading market for the Class A Stock. Further, because of restrictions on transfer of the Class A Stock, it is not anticipated that a trading market will develop in the immediate future. The Company does not anticipate that any dividends will be paid on Class A Stock. See the facing page of this Form 10-K for information regarding the number of Class A Stock shareholders.

ITEM 6. SELECTED FINANCIAL DATA

     The following is Selected Consolidated Financial and Operating Data of BCBSGA and its subsidiaries for the periods described therein prior to the Conversion and of the Company for the period following the Conversion. The following data, prepared in accordance with generally accepted accounting principles, should be read in conjunction with the accompanying Consolidated Financial Statements, the related notes thereto, as incorporated herein by reference, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" at item 7 of this Form 10-K.

                                                           YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------------
                                             1996         1995         1994        1993     1992 (1)
                                          ----------------------------------------------------------
                                                                $ IN THOUSANDS
STATEMENT OF INCOME DATA:
Revenues:
  Premiums..............................  $1,323,663   $1,159,476   $1,038,397   $939,671   $914,406
  Investment and other income...........      14,358       11,980        9,462      8,524      8,815
  Realized gains........................       4,113       15,265        2,512      4,658      5,777
                                          ----------   ----------   ----------   --------   --------
     Total revenues.....................   1,342,134    1,186,721    1,050,371    952,853    928,998
  Benefits expense......................   1,175,740    1,039,095      914,277    832,908    831,795
  Operating expenses....................     146,616      126,077      111,012     89,284     79,171
                                          ----------   ----------   ----------   --------   --------
  Operating income......................      19,778       21,549       25,082     30,661     18,032
  Loss on building repurchase...........          --           --           --     (7,566)        --
  Non-operating income..................       1,275           --           --         --         --
                                          ----------   ----------   ----------   --------   --------
  Income before taxes, minority
     interest, extraordinary item and
     cumulative effect of a change in
     accounting principle...............      21,053       21,549       25,082     23,095     18,032
Income taxes (2)........................       3,159        3,857        5,621      4,796      3,559
Minority interest in CHPNs..............        (421)        (282)          --         --         --
                                          ----------   ----------   ----------   --------   --------
  Income before extraordinary item and
     cumulative effect of a change in
     accounting principle...............      17,473       17,410       19,461     18,299     14,473
  Extraordinary item -- reduction of
     income taxes arising from
     carryforward of prior years' net
     operating loss.....................          --           --           --         --      3,081
  Cumulative effect of change in
     accounting for income taxes........          --           --           --      5,449         --
                                          ----------   ----------   ----------   --------   --------
  Net income............................  $   17,473   $   17,410   $   19,461   $ 23,748   $ 17,554
                                          ==========   ==========   ==========   ========   ========

------------------

     (1) 1992 was restated to conform to the current year's presentation.

     (2) The Company pays taxes under the alternative minimum tax system as the result of a deduction available under Section 833(b) of the Internal Revenue Code (see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Overview"). If the deduction were no longer available, the Company would be subject to federal income taxes at the regular corporate tax rate, which is currently 35%. See "CERTAIN FEDERAL INCOME TAX CONSEQUENCES -- Section 833 of the Code" in the Form S-1, Registration No. 333-2796, filed on March 27, 1996 and subsequent amendments, as incorporated herein by reference.

     Currently there is no market for the Company's Class A Stock. Earnings per share are omitted because such data is not meaningful at the present time due to the dilutive events that may occur prior to or in conjunction with the conversion of the Class A Stock or the Preferred Stock.

                                                           YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------------
                                             1996         1995         1994        1993     1992(1)
                                          ----------   ----------   ----------   --------   --------
                                                                $ IN THOUSANDS
OPERATING DATA BY PRODUCT GROUP:
Premium Revenues by Product Group:
  HMO and POS...........................  $  254,229   $  144,662   $   87,532   $ 76,196   $ 58,553
  Indemnity and PPO.....................   1,058,650    1,006,524      944,156    857,167    849,510
  Other.................................      10,784        8,290        6,709      6,308      6,343
                                          ----------   ----------   ----------   --------   --------
          Total premium revenues........  $1,323,663   $1,159,476   $1,038,397   $939,671   $914,406
                                          ==========   ==========   ==========   ========   ========
As a Percentage of Premium Revenues:
  HMO and POS...........................        19.2%        12.5%         8.4%       8.1%       6.4%
  Indemnity and PPO.....................        80.0%        86.8%        90.9%      91.2%      92.9%
  Other.................................         0.8%         0.7%         0.7%       0.7%       0.7%
                                          ----------   ----------   ----------   --------   --------
          Total premium revenues........       100.0%       100.0%       100.0%     100.0%     100.0%
                                          ==========   ==========   ==========   ========   ========
Percentage of Net Income:
  HMO and POS...........................        28.1%        40.0%         4.9%      (0.9)%     (4.5)%
  Indemnity and PPO.....................        57.7%        49.5%        88.4%      92.8%      94.2%
  Other.................................        14.2%        10.5%         6.7%       8.1%      10.4%
                                          ----------   ----------   ----------   --------   --------
          Total.........................       100.0%       100.0%       100.0%     100.0%     100.0%
                                          ==========   ==========   ==========   ========   ========
Loss Ratio (Benefits Expense as a
  Percentage of Premium Revenues):
  HMO and POS...........................        85.2%        83.7%        89.2%      93.2%      94.0%
  Indemnity and PPO.....................        90.1%        90.7%        88.2%      88.5%      91.1%
  Other.................................        53.8%        56.5%        52.0%      46.6%      45.4%
                                          ----------   ----------   ----------   --------   --------
  Total loss ratio......................        88.8%        89.6%        88.0%      88.6%      91.0%
                                          ==========   ==========   ==========   ========   ========
Operating Expense Ratio (Operating
  Expenses as a Percentage of Premium
  Revenues).............................        11.1%        10.9%        10.7%       9.5%       8.7%
                                          ==========   ==========   ==========   ========   ========
Effective Income Tax Rate (2)...........        15.0%        17.9%        22.4%      20.8%      19.7%
                                          ==========   ==========   ==========   ========   ========
BALANCE SHEET DATA (AT PERIOD END):
Cash & investments......................  $  307,190   $  223,994   $  201,976   $177,650   $153,711
Total assets............................     517,230      417,079      407,023    356,241    318,041
Total estimated benefit liabilities.....     181,718      175,846      167,895    153,881    161,290
Total liabilities.......................     283,015      244,040      258,353    226,502    212,050
Mandatorily redeemable preferred
  stock.................................      46,645           --           --         --         --
Common stock............................           4           --           --         --         --
Shareholders' equity....................     187,570      173,039      148,670    129,739    105,991


------------------

     (1) 1992 was restated to conform to the current year presentation.

     (2) The Company pays taxes under the alternative minimum tax system as the result of a deduction available under Section 833(b) of Internal Revenue Code (see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS -- Overview"). If the deduction were no longer available Georgia Blue would be subject to federal income taxes at the regular corporate tax rate, which is currently 35%. See "CERTAIN FEDERAL INCOME TAX CONSEQUENCES -- Section 833 of the Code" in the Form S-1, Registration No. 333-2796, filed on March 27, 1996 and subsequent amendments, as incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. The Company's actual future results could differ materially from its historical results.

OVERVIEW

     The Company was not organized until February 2, 1996 and did not become a holding company for Blue Cross and Blue Shield of Georgia, Inc. ("BCBSGA") and its subsidiaries until the Conversion on February 2, 1996. The discussions below relate to the historical operations of BCBSGA and its subsidiaries prior to February 2, 1996 and to the Company (including BCBSGA and its subsidiaries on a consolidated basis) for the period following the Conversion.

     Historically, substantially all of the Company's premium revenues and net income were derived from its traditional indemnity and PPO business; however, the growth of revenues and earnings in recent years is the result of a strategic shift in focus that began in 1992. As a result of the new strategy, HMO and POS premiums have grown from 6% of total premiums at the end of 1992 to 19% at the end of 1996. HMO and POS membership has grown from 45,000 members at the end of 1992 to over 224,000 members at the end of 1996. The growth in the HMO and POS products is attributable to new sales, in group growth and to a lesser degree, migration of business from other traditional indemnity products offered by the Company. In 1996 medical services for substantially all of the Company's HMO and POS products sold were provided through its Community Health Partnership Networks ("CHPNs").

     Prudent management of the Company's investments has played a significant role in developing and maintaining the Company's financial strength. Investment earnings, including realized gains on sales of investments, have represented an average of over 78% of pre-tax income during the period January 1, 1992 through December 31, 1996.

     Benefits expense consists primarily of health care claims and payments to physicians, hospitals and other health care providers. The Company's profitability largely depends on the ability to accurately predict and effectively manage these health care costs. The Company's loss ratio (the ratio of benefits expense divided by premiums) improved from 91.0% in 1992 to 88.8% in 1996 as the Company continued efforts to improve contractual terms with providers for the delivery of medical services, and effectively manage business mix changes from indemnity and PPO into HMO and POS products.

     The Company's emphasis on managed care products, and the expenses associated with the change in its infrastructure, are reflected in the increase in its operating expense ratio (the ratio of operating expenses divided by premiums), which grew from 8.7% in 1992 to 11.1% in 1996.

     In the State of Georgia, insurers are required to pay a tax on insurance premiums in lieu of a state income tax. Premium taxes are charged to operating expenses as incurred.

     The Company has paid federal income taxes under the alternative minimum tax system because of a special deduction available to certain Blue Cross and Blue Shield plans under Section 833(b) of the Internal Revenue Code. If the deduction provided under Section 833(b) were no longer available, the Company would be subject to federal income taxes at the regular corporate tax rate, which is currently 35%. See "CERTAIN FEDERAL INCOME TAX CONSEQUENCES -- Section 833 of the Code" in the Form S-1, Registration No. 333-2796, filed on March 27, 1996 and subsequent amendments, as incorporated herein by reference.

     Significant health care legislation has been, and continues to be, proposed at both the federal and state level. Any such legislation could have a material impact on the Company's business. With or without legislation, consumers and employer groups are expected to continue to exert pressure on pricing of health care products. To meet these demands, more predictable, lower cost products will be required.

     Results of operations are directly affected by premium rate adequacy which depends on pricing and underwriting decisions, the level of membership serviced by and the performance by the Company's physician, hospital, pharmacy and ancillary health care services networks (and since January 1995, by the Company's CHPNs), estimates of medical benefits, health care utilization, estimates of health care cost trends, effective administration of benefit payments, operating efficiencies, investment returns and federal and state laws and regulations.

RESULTS OF OPERATIONS

  1996 Compared to 1995

     Premium revenues for 1996 were $1,323.7 million, an increase of 14% over the premium revenues of $1,159.5 million for 1995. Premium revenues for indemnity and PPO products increased $52.1 million to $1,058.7 million for 1996 from $1,006.5 million for 1995, principally due to growth in PPO products. The number of indemnity contracts declined 9% in 1995; while PPO contracts grew 18%. HMO and POS premiums increased to $254.2 million for 1996, up from $144.7 million for 1995, as a result of a 70% increase in membership.

     New sales, in-group-growth, and to a lesser extent migrations from traditional indemnity products into HMO and POS products, continued to drive HMO and POS membership growth to 224,000 members at December 31, 1996 from 132,000 members at December 31, 1995. HMO and POS products accounted for 19% of total premiums in 1996, compared to 13% of total premiums in 1995.

     Investment and other income increased 20% to $14.4 million in 1996 from $12.0 million in 1995 principally due to an increase in the Company's cash and investment portfolio from proceeds relating to the issuance of the Preferred Stock.

     Realized gains on the sale of marketable securities of $4.1 million in 1996 were $11.2 million less than realized gains of $15.3 million in 1995. In 1995 the Company took advantage of the strong market performance and realized gains of $9.9 million on the sale of marketable securities in November 1995.

     The loss ratio for HMO and POS products was 85.2% for 1996 compared to 83.7% for 1995. The loss ratio for HMO and POS products was unfavorably impacted by higher levels of utilization in non-CHPN markets in 1996 and start-up of CHPN markets with small risk pools of less than 10,000 members. As an offset, risk sharing settlements favorably impacted loss ratios in both years. Excluding the impact of these favorable settlements, the loss ratio for 1996 would be 85.7% compared to 85.0% for 1995. The loss ratio for indemnity and PPO products decreased to 90.1% in 1996 compared to 90.7% in 1995 as the Company realized more favorable loss ratio experience in its traditional indemnity products in the 1996 period. During 1995 the Company had experienced increasing medical cost trends in all markets for its indemnity products which related to the third and fourth quarters of 1994. As a result, an additional $6.2 million was recorded in benefit expenses during 1995, for the prior period. The combination of these factors resulted in a more favorable overall loss ratio of 88.8% in 1996 compared to 89.6% in 1995.

     The operating expense ratio of 11.1% in 1996 increased from the 1995 operating expense ratio of 10.9% principally due to costs related to product development and enhanced managed care information and administrative capabilities.

     Non-operating income of $1.3 million for 1996 related to a gain on the sale of a 5% interest in one of the Company's CHPN subsidiaries to a third party.

     The effective income tax rate of 15% in 1996 decreased from the effective income tax rate of 18% in 1995, principally due to an increase in the valuation of certain long-lived tax assets for which tax deductions will occur in the future.

     As a result of the foregoing factors, net income of $17.5 million for 1996 was comparable to net income of $17.4 million in 1995.

  1995 Compared to 1994

     Premiums increased 12% to $1.2 billion in 1995 from $1.0 billion in 1994. Premiums for HMO and POS products posted the strongest gains, up 65% to $144.7 million in 1995, reflecting a 98% growth in HMO and POS membership. New sales, in-group-growth and, to a lesser extent, migration from other traditional indemnity products of the Company, accounted for the membership growth. HMO and POS products represented 13% of premiums during 1995 compared to 8% of premiums in 1994. Premiums for indemnity and PPO products totaled $1.0 billion in 1995, a 7% increase over 1994. Indemnity contracts declined slightly in 1995 while PPO products increased 18% in 1995 compared with 1994.

     Investment and other income of $12.0 million in 1995 was up 27% over 1994 as a result of an increase in the Company's cash and investment portfolio. Other income for 1995 also included $2.0 million related to the settlement of a lease dispute pertaining to the leased headquarters office in Atlanta.

     Realized gains increased to $15.3 million in 1995 from $2.5 million in 1994, due primarily to the very strong performance of bond and stock markets in 1995. To take advantage of the strong market performance, the Company realized gains of $9.9 million on the sale of marketable securities during November 1995, which had a cost of $17.2 million.

     Benefits expense increased 14% to $1.0 billion in 1995. HMO and POS benefits expense increased 55% to $121.1 million in 1995 as compared to $78.1 million in 1994, as a result of the strong membership growth of 98%, which was partially offset by a 7% reduction in medical cost per member per month. The medical loss ratio for HMO and POS products improved significantly to 83.7% in 1995. The medical loss ratio for the HMO and POS products in 1995 was favorably impacted by adjustments to medical costs for prior periods. The medical loss ratio in 1995, excluding these favorable adjustments, would be 85.0%, which still reflects significant improvement over the medical loss ratio of 89.2% in 1994. The Company's continuing efforts to improve medical and utilization management in the delivery of medical services and efficiencies from the Company's first CHPN partnership in the Atlanta market, CHPN-Atlanta, were the primary reasons for the improvement. During 1995, its first year of operation, membership in CHPN-Atlanta increased from approximately 50,000 members at January 1 to approximately 96,000 members at December 31.

     While the loss ratio experience in HMO and POS products continued to improve during 1995, experience in the indemnity and PPO lines of business declined. Benefits expenses for indemnity products increased 10%, while enrollment increased only 7%, generating a higher loss ratio for indemnity and PPO products of 90.7% in 1995 compared to 88.2% in 1994. Additionally, the Company identified increasing medical cost trends in all markets of its indemnity products in the second quarter of 1995 which related to the third and fourth quarters of 1994. This increase in cost trends occurred throughout the industry during this period. As a result, the Company recorded an additional $6.2 million in benefits expense in 1995. Furthermore, this upward trend in medical costs for indemnity products continued throughout 1995. The combination of these factors resulted in the Company's total loss ratio increasing to 89.6% in 1995 from 88.0% in 1994.

     The Company's infrastructure changed significantly in the last half of 1994 as it expanded its managed care administration and information systems, increased its product development and marketing capabilities and enhanced its medical and utilization management. Additionally, the Company adopted FASB No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("FASB No. 106") during 1995. The effect of the change in accounting for certain postretirement benefits increased operating expenses by $1.6 million in 1995. As a result of the infrastructure changes and the FASB No. 106 accounting change, operating expenses increased 14% in 1995 to $126.1 million from $111.0 million in 1994.

     As a result of the foregoing factors, net income of $17.4 million for 1995 was $2.1 million less than net income of $19.5 million in 1994.

LIQUIDITY AND CAPITAL RESOURCES

  Liquidity

     The Company has both short-term and long-term liquidity needs and has structured its investment portfolios accordingly. Over $169.9 million of the Company's investment portfolio is held at BCBSGA and is invested subject to limitations prescribed by Georgia insurance statutes. Short-term liquidity needs to fund the Company's operating costs as well as payment obligations to its customers are met from funds invested primarily in institutional money market accounts. Assets not required for short-term liquidity needs are transferred to a portfolio of investments in the fixed income and equity markets. This portfolio, which provides reserves for future payment obligations and funds for long-term liquidity needs, is managed by several independent advisory firms. The Company's investment policies are designed to provide liquidity to meet anticipated payment obligations, to preserve capital and to maximize yield in conformance with all regulatory requirements.

     At December 31, 1996, cash and investments were $307.2 million or 59% of total assets. The allocation of the Company's external investment portfolio has been consistently maintained with over 70% in fixed maturities, all of which are investment grade, and the balance in equity securities. Corporate and government bonds are in issues with ratings of "A" or better by Moody's Investors Service and Standard & Poor's Rating Group, and investments in equity securities are in domestic, dividend paying companies. The Company's portfolio currently does not contain any derivative securities or instruments, or any real estate investments or equity investments in corporations engaged solely in real estate activities. Management believes that the Company's conservative investment portfolio contributes to its financial stability.

     The Company's balance sheet has improved steadily since 1992, with total assets growing to $517.2 million at December 31, 1996, up from $318.0 million at December 31, 1992. A substantial portion of the increase was a result of growth in the Company's cash and investment portfolio as it invested excess cash generated from operating activities and investment earnings.

     The Company has historically satisfied its ordinary cash requirements from operations. Net cash provided by operating activities amounted to $38.1 million for 1996 compared to net cash provided by operating activities of $8.6 million for 1995. Cash provided by operations in 1995 was reduced by an increase in claim payouts, and a onetime payout in January 1995 for unused vacation accumulated for prior years. The Company has available a $5.5 million line of credit with a bank to finance its working capital needs. Interest accrues on amounts advanced at the prime rate. There have been no borrowings on this line of credit. The Company believes its future cash resources will be adequate to meet its operating requirements.

     In April, 1996, BCBSGA obtained a $55 million insolvency line of credit with a group of banks. The insolvency line of credit may be drawn on solely in the event of any insolvency of BCBSGA to pay authorized insurance policy claims. The insolvency line of credit is designed to satisfy certain membership standards of the BCBSA from which the Company and certain of its subsidiaries have the exclusive license to do business in Georgia under the name "Blue Cross and Blue Shield", and to use the Blue Cross and Blue Shield names, trademarks, and service marks with respect to the Company's indemnity, PPO, HMO, POS and life insurance products. The Company does not anticipate making draws on the insolvency line of credit.

     BCBSGA and its two insurance subsidiaries, HMO Georgia, Inc. ("HMO-Ga") and Greater Georgia Life Insurance Company ("GGL"), are domiciled in the state of Georgia and prepare their statutory statements in accordance with accounting principles and practices prescribed by the Georgia Insurance Department. BCBSGA and its insurance subsidiaries may distribute dividends only out of realized profits (undistributed, accumulated, net earnings since organization). The amount of dividends distributable each year is limited to the greater of the prior year's net income determined on a statutory basis or 10% of prior year statutory surplus. In addition, dividends distributable by BCBSGA are further limited by the Conversion order (approved by the Georgia Commissioner of Insurance on December 27, 1995 related to BCBSGA's conversion to a for-profit corporation). Dividend distributions by BCBSGA, HMO-Ga and GGL above these defined limits require a filing with, and in some cases special approval by, the State of Georgia Insurance Commissioner.

  Capital Resources

     The Company anticipates that the principal elements of its future capital requirements are information technology needs, product development, development of potential medical access points, equity contributions to its CHPN joint ventures and strategic acquisitions.

     Medical access point development could occur if the CHPNs are not able to adequately cover the geography or range of services desired. The solution to these access needs could take the form of physician practice acquisition, the establishment of urgent care, 24-hour, or primary care clinic facilities, or physician recruitment or relocation costs. The capital cost to develop a medical access point varies because of differing factors such as available facilities and extent of existing infrastructure. The Company anticipates that the development of a single medical access point could cost in the range of $0.5 million to $2.0 million. To date, no CHPN has produced an access need that has translated into additional capital requirements.

     In 1994, BCBSGA entered into a revolving credit loan agreement with a group of banks to finance its community health partnership networks and other related costs. Under terms of the agreement, BCBSGA could borrow up to $25.0 million. In December 1996, BCBSGA reduced the total amount available under the revolving credit agreement to $9.0 million and the margin on LIBOR loans from 0.7% to 0.5%. Interest accrues on amounts advanced at the variable LIBOR rate plus the margin mentioned previously. Borrowings outstanding totaled $3.5 million at December 31, 1996 and $2.0 million at December 31, 1995.

     In February 1996, the Company received $46.6 million in connection with its Preferred Stock offering, net of offering costs of $3.3 million.

     The Company believes that future capital requirements can be met with a combination of (i) the Company's current resources, including proceeds from the sale of the Preferred Stock, (ii) cash flow from operations and (iii) potential debt or equity offerings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The report of independent auditors and the consolidated financial statements of the Company on pages F-1 through F-20 of the 1996 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information as of March 27, 1997 regarding each of the Directors of the Company and the executive officers of the Company or Blue Cross and Blue Shield of Georgia, Inc. Each Director of the Company also serves as a Director of Blue Cross and Blue Shield of Georgia, Inc.

NAME                                         AGE                      TITLE
----                                         ---                      -----
James L. LaBoon, Jr........................  60    Chairman of the Board of Directors of the
                                                   Company and Blue Cross and Blue Shield of
                                                   Georgia, Inc.
Fred L. Tolbert, Jr........................  67    Vice Chairman of the Board of Directors of
                                                   the Company and Blue Cross and Blue Shield
                                                   of Georgia, Inc.
Richard D. Shirk...........................  51    Chief Executive Officer, President and
                                                   Director of the Company and Blue Cross and
                                                   Blue Shield of Georgia, Inc.
James E. Albright..........................  60    Director
William A. Alias, Jr.......................  55    Director
W. Daniel Barker...........................  70    Director
Elizabeth W. Camp..........................  45    Director
Edward M. Gillespie........................  61    Director
Joseph D. Greene...........................  56    Director
Mel H. Gregory, Jr.........................  60    Director
Frank J. Hanna, III........................  35    Director
R. Pierce Head, Jr.........................  69    Director
James H. Leigh, Jr., M.D...................  54    Director
Julia L. Mitchell-Ivey.....................  64    Director
Charles R. Underwood, M.D..................  70    Director
W. Jerry Vereen............................  56    Director
A. Max Walker..............................  74    Director
Dan H. Willoughby, M.D.....................  74    Director
Joe M. Young...............................  68    Director
John A. Harris.............................  46    Treasurer of the Company, Executive Vice
                                                   President of Finance & Strategic Planning
                                                   of Blue Cross and Blue Shield of Georgia,
                                                   Inc.
Raymond J. Colleran........................  54    Executive Vice President, Market Operations
                                                   of Blue Cross and Blue Shield of Georgia,
                                                   Inc.
Mark Kishel, M.D...........................  50    Executive Vice President, Chief Medical
                                                   Officer of Blue Cross and Blue Shield of
                                                   Georgia, Inc.
Richard A. Steinhausen.....................  53    Executive Vice President, Service
                                                   Operations and Information Systems of Blue
                                                   Cross and Blue Shield of Georgia, Inc.
R. Neil Vannoy.............................  50    Executive Vice President, Community
                                                   Operations of Blue Cross and Blue Shield of
                                                   Georgia, Inc.

     James L. LaBoon, Jr., is the Chairman and President of Athens First Bank and Trust Company, an affiliate of Synovus Financial Corporation, in Athens, Georgia. Prior to joining Athens Bank and Trust, Mr. LaBoon was Vice President of Finance and Chief Financial Officer of Wilkins Industries, Inc. He presently serves as a Director of Athens First Bank & Trust Company, Synovus Mortgage Corp., Athens Y.M.C.A. and Athens Symphony, Inc. Mr. LaBoon has been Chairman of the Board of Directors of BCBSGA since 1994 and a Director since 1984. He has also served as a Director of the Company since its organization in February 1996, and as its Chairman since March 22, 1996. He is also a member of the Board of Directors of GBG.

     Fred L. Tolbert, Jr., is retired as President of Albany First Federal Savings and Loan in Albany, Georgia. He currently operates his own real estate investment company in Albany, Georgia. Mr. Tolbert is a Trustee of the Darton College Foundation. He has been a Director of BCBSGA since 1983 and Vice Chairman of the Board since 1994. He has been Vice Chairman of the Board and a Director of the Company since its organization in February 1996, and its Vice Chairman since March 22, 1996. He also serves as Chairman of the Board of GBG.

     Richard D. Shirk joined BCBSGA as President and Chief Executive Officer on April 1, 1992 and has been a Director of BCBSGA since that date. He has been President, Chief Executive Officer and a Director of the Company since its organization in February 1996, and has been Chairman of GGL since 1992. Mr. Shirk has more than 25 years of experience in employee benefits and managed care. He was a key senior officer of Equicor in its formation in 1986 serving as President of the Southern Region. When Equicor combined business operations with CIGNA in 1990, Mr. Shirk was named Senior Vice President of the Central Region and coordinated the integration of managed care operations of the companies. Mr. Shirk is a board member of the Georgia Coalition for Health, the National Institute of Health Care Management and the Georgia Caring Program for Children Foundation. He is a board member of Central Atlanta Progress, and serves as Chairman of the Georgia U.S.O.C. Steering Committee, as well as on the board of directors of the Georgia Chamber of Commerce and the board of Seven Seas Mutual Fund, Equitable Real Estate, Hyperion Mortgage Opportunity Fund, Inc. and Equitable Real Estate Hyperion High-Yield Commercial Mortgage Fund, Inc. He is director of the Buckhead Coalition and Metropolitan Atlanta Chapter of the American Red Cross. Mr. Shirk has also been a member of the Board of Directors of HMO-Ga since 1992.

     James R. Albright is a Partner with Albright & Fortenberry, Certified Public Accountants, an accounting firm he founded in Columbus, Georgia in 1971. Prior to beginning his own firm, Mr. Albright was a Partner in the firm of Henry & Albright, Certified Public Accountants. Mr. Albright is currently an officer and Director of Darbyshire, Inc., Albrights, Inc., Presidential Management, Inc. and Pine Mountain Trail Association, Inc. Mr. Albright has been a Director of BCBSGA since 1980 and a Director of the Company since its organization in February 1996. He is also a member of the Board of Directors of HMO-Ga.

     William A. Alias, Jr., is an entrepreneur holding various private investments. Formerly, Mr. Alias was President of Rollins Protective Services, a residential security company. Prior to joining Rollins, he was Executive Vice President and Chief Operating Officer of Across the Street Restaurants of America, Inc. He also held positions at Royal Crown Cola Company and the National Icee Corporation. Mr. Alias is a former member of the Board of Trustees of the Lovett School and is a Board Member of Security Check. He has been a member of the Boards of Directors of the Company and BCBSGA since December 1996.

     W. Daniel Barker is retired from Emory University, where he held the positions of Director of Hospitals for the Woodruff Health Sciences Center, Executive Director of Emory University Hospital and Hospital Administrator of Crawford Long Hospital of Emory University. Mr. Barker is currently on the Board of Trustees at Wesley Woods Geriatric Hospital, a member of the Advisory Committee at Carlyle Fraser Heart Center at Crawford Long Hospital, a member of the Board of Directors of American Red Cross Blood Services/Southern Region, a Trustee of the Luther C. Fischer Foundation, and a member of the Boards of Directors of Allegiant Physician Services, Inc. and the United Network for Organ Sharing. Previously, Mr. Barker served as President of Georgia Hospital Association, Chairman of the American Hospital Association, Chairman of American Hospital Publishing, Inc. and a member of the Board of Commissioners of the Joint Commission of Accreditation of Health Care Organizations. Mr. Barker has been a Director of BCBSGA since 1962 and a Director of the Company since its organization in February 1996.

     Elizabeth W. Camp is President of Camp Oil Company in Rome, Georgia. Prior to joining Camp Oil, Ms. Camp held positions as an attorney at Silver, Freedman & Taff, attorneys in Washington, D.C., and as an accountant at Arthur Andersen, LLP in Atlanta, Georgia. Ms. Camp is a member of the Boards of Directors of Citizens First Bank in Rome, Camp Oil Company, Inc. and Sav-A-Ton Oil. She is a member and past Chairman of the Board of Alumni Advisors for the Terry School of Business at the University of Georgia. She is also a member of the Board of Trustees of Darlington School in Rome. She has been a Director of BCBSGA since 1993 and a Director of the Company since its organization in February 1996. Ms. Camp is also a member of the Board of Directors of HMO-Ga.

     Edward M. Gillespie is retired from University Hospital in Augusta, Georgia, where he served as President and Executive Director until 1991. Prior to joining University Hospital, Mr. Gillespie held various hospital administrative positions including Hospital Administrator of Rochester Methodist Hospital in Rochester, Minnesota. Mr. Gillespie serves on the advisory board of South Trust and Brandon Wilde retirement community. He is also President of Health Advance, a health care consulting organization. Mr. Gillespie has been a Director of BCBSGA since 1980 and a Director of the Company since its organization in February 1996.

     Joseph D. Greene is a professor of Business Administration for the School of Business at Augusta College in Augusta, Georgia. Before joining Augusta College, Mr. Greene was employed by Pilgrim Health and Life Insurance Company, where he retired as Executive Vice President after 32 years of employment with the company. Mr. Greene is past Chairman of the Georgia Board of Regents. He currently serves on the Boards of Directors of McDuffie Bank & Trust of Thomson, the Georgia Academy for Children, the Greater Augusta Community Foundation, Southeastern Technology Center, the National Science Center Discovery, the Minority Business Development Corporation and the University of Georgia Terry College of Business. Mr. Greene has been a Director of BCBSGA since 1993 and a Director of the Company since its organization in February 1996. He is also Vice Chairman of the Board of Directors of HMO-Ga.

     Mel H. Gregory, Jr., is retired, following a 35 year career in executive insurance positions with The Equitable Companies. He held positions as Executive Vice President, Agency Operations; President and Chief Operating Officer, Equitable Variable Life Insurance Company; Chief Executive Officer, Equico Securities; and as a member of The Equitable's Executive Committee. He is a member of the Board of Directors of Clark/Atlanta University. Mr. Gregory has been a Director of the Company since its organization in February 1996 and a Director of BCBSGA since 1996. Mr. Gregory is also a Director of GGL.

     Frank J. Hanna, III is, and has been since 1993, the Chief Executive Officer of HBR Capital, Ltd., an investment firm based in Atlanta, Georgia. HBR Capital makes a variety of investments in the Financial Services and Healthcare industries. Mr. Hanna began his career in Atlanta as a corporate attorney with Troutman Sanders. Mr. Hanna is also extensively involved in education, including serving as a member of the Board of Directors of both the Archbishop Donnellan School and Pinecrest Academy, Inc. Mr. Hanna is a member of the Board of Directors of Progress and Freedom Foundation and Outsourcing Solutions Inc. Mr. Hanna is a graduate of the University of Georgia and the University of Georgia School of Law. Mr. Hanna became a director of the Company and BCBSGA in February 1996.

     R. Pierce Head, Jr., is a retired Senior Vice President of Georgia Power Company, where he worked for 40 years in various capacities in the risk management, employee benefits, information systems, general services and labor relations areas. While at Georgia Power, Mr. Head chaired several task forces and received a number of awards, including a Presidential Citation for hiring the physically challenged. Mr. Head has been a Director of BCBSGA since 1981 and a Director of the Company since its organization in February 1996.

     James H. Leigh, Jr., M.D., is a surgeon in Gainesville, Georgia, where he has a private practice. He is a member of the Northeast Georgia Medical Center staff and the Lanier Park Hospital consultant staff. Dr. Leigh is currently a member of the Board of Directors of Longstreet Clinic. Dr. Leigh is also past Chief of Surgery and Chief of Staff at Northeast Georgia Medical Center. Dr. Leigh served as an Assistant Professor of Surgery at the University of Tennessee College of Medicine. Dr. Leigh was a member of the Board of Directors of the Northeast Georgia Health Association and an Alternate Director of the Medical Association of Georgia. He has been a Director of BCBSGA since 1975 and a Director of the Company since its organization in February 1996.

     Julia L. Mitchell-Ivey is a consultant and former Vice President and Assistant Corporate Secretary at First Union National Bank of Georgia. Previously, she held various positions at Decatur Federal Savings and Loan Association including Corporate Treasurer, Corporate Secretary and Division Vice President. Ms. Mitchell-Ivey is the immediate past Chairperson of the Board of Directors of Metropolitan Atlanta Rapid Transit Authority (MARTA) and Chairman of the Board of Directors of Private Colleges and Universities Authority, and a member of the Board of Directors of the Y.W.C.A. and the DeKalb Chamber of Commerce. She has been a Director of BCBSGA since 1980 and a Director of the Company since its organization in February 1996. She is Chairman of the Board of Directors of HMO-Ga.

     Charles R. Underwood, M.D., is President of Surgical Arts, P.C. in Marietta, Georgia, where he practices general surgery. He is also past Chief of Surgery and past Chief of Staff at Kennestone Hospital in Marietta, Georgia. He served as a Clinical Associate Professor of Surgery at Emory University School of Medicine and Instructor of Surgery at Washington University School of Medicine in St. Louis, Missouri. Dr. Underwood is a member of the Board of Trustees of Georgia Hospital Association and a member of the Board of the American Cancer Society/Georgia Division. He has been a Director of BCBSGA since 1973 and a Director of the Company since its organization in February 1996. He served as Chairman of the Board of Directors of BCBSGA from 1991 to 1994.

     W. Jerry Vereen is President and Chief Executive Officer of Riverside Manufacturing Company in Moultrie, Georgia and is acting Chairman of the Board of Directors of Riverside Manufacturing Company and all of its subsidiary corporations. Mr. Vereen serves on the Boards of Directors of Georgia Power Company, Georgia Chamber of Commerce, Gerber Scientific, Inc., American Apparel Manufacturers Association and the Textile Clothing Technological Corporation and is an Advisory Director of NationsBank of Georgia, National Association Southern Region. Mr. Vereen is a member of the Board of Governor's Development Council. He has been a Director of BCBSGA since 1993 and a Director of the Company since its organization in February 1996.

     A. Max Walker is a financial consultant and a Director and Chairman of the Board of the following investment companies: Hatteras Income Securities, Nations Fund, Nations Fund Trust, Nations Government Income Term Trust 2003, Nations Government Income Term Trust 2004, Nations Balanced Target Maturity Fund, Nations Institutional Reserves, and Nations Portfolios, Inc. Previously, he was Vice President and Treasurer of Southern Bell Telephone and Telegraph Company and an investment banker with Merrill Lynch Pierce Fenner & Smith. Mr. Walker has been a Director of BCBSGA since 1975 and a Director of the Company since its organization in February 1996.

     Dan H. Willoughby, M.D., is an internal medicine physician in Savannah, Georgia. He was twice the Chief of Staff at Candler General Hospital and a member of the Board of Trustees of Candler Health Services and Candler General Hospital. He was also Chief of Medical Staff at St. Joseph Hospital and President of Georgia Medical Society as well as a member of the House of Delegates of the Medical Association of Georgia. Dr. Willoughby has been a Director of BCBSGA since 1980 and a Director of the Company since its organization in February 1996. He is also a member of the Board of Directors of HMO-Ga.

     Joe M. Young is the General Manager of LOR, Inc. and Rollins Investment Fund, two entities which manage the holdings of the family of the late O. Wayne Rollins. His service with LOR, Inc. commenced in 1979 and with Rollins Investment Fund at its inception in 1988. He also serves as an officer and director of several other related entities and as a Trustee of several Rollins Family Foundations and Trusts. Since 1992 he has been a director of Valley Systems, Inc., a public company traded on the NASDAQ Exchange. Mr. Young became a Director of the Company and BCBSGA as of February 2, 1996.

     John A. Harris has served as BCBSGA's Executive Vice-President, Finance and Strategic Planning since January 1993. He has served as Treasurer of the Company since its organization in February 1996. Prior to joining BCBSGA, he worked in the health care industry for 10 years, primarily in managed care companies, but also with multi-line carriers. His positions included Chief Financial Officer, Western Market Group, for the Employee Benefits Division of Lincoln National; Assistant Corporate Controller for Financial Planning, Reporting and Analysis for Equicor; President, VIP Health Plan (an IPA model HMO in California); and Vice-President, Finance for CIGNA Health Plans for Southern California.

     Raymond J. Colleran joined BCBSGA in February 1993, as Executive Vice President, Market Operations. Prior to February 1993, Mr. Colleran held a number of key management positions with Equitable Life, Equicor, and CIGNA. These positions included Regional Financial Officer and Regional Account Vice President with Equitable Life; Vice President in Charge of Sales and Accounts for Equicor; President of the East Central Region for Equicor; and most recently, Senior Vice President in Charge of Sales for the East Central Region for CIGNA. Mr. Colleran is an active member of the Blue Cross and Blue Shield Association National Labor Office Board and the Buckhead Chamber of Commerce Executive Committee.

     Mark Kishel, M.D., has been Executive Vice President and Chief Medical Officer of BCBSGA since October 1993. Prior to joining BCBSGA, he developed staff, group and IPA model HMOs, as well as PPOs, for major carriers and other managed care organizations including Travelers, Lincoln National, and Health America. His management experience includes capitated Medicaid, managed workers compensation, POS, and HMO networks. Dr. Kishel has developed quality management and utilization management programs for various start-up companies and consulted in physician hospital organizations and university-sponsored health plan development. As a practicing pediatrician and family physician for 11 years, Dr. Kishel assisted in the development of a model primary care system that addressed the needs of the indigent and uninsured in Arizona. He is a Director of the Atlanta Boys and Girls Clubs, Inc.

     Richard A. Steinhausen joined BCBSGA in August 1995 as Executive Vice President, Service Operations and Information Systems. Mr. Steinhausen has more than 30 years of health care industry experience. Most recently, he served as Vice President Employee Benefits Division of Washington National. Previously, he was a Senior Vice President of Equicor, and President of its National Benefits Sector. He also served as a Regional Vice President, Claims for Equitable Life Assurance Society.

     R. Neil Vannoy joined BCBSGA as Senior Vice President of Public Affairs and Product Development in July 1992. In 1994, he was appointed Executive Vice President of Community Operations of BCBSGA and is responsible for community healthcare partnership developments, government programs and corporate marketing communications. Prior to joining BCBSGA, Mr. Vannoy served in management positions with Prudential Insurance Company for 16 years, including Vice President, Group Corporate at Prudential's New Jersey headquarters, Vice President in charge of the company's Southern Group Operations, Vice President of Florida Group Operations and Vice President of Group Marketing and Sales at the New York City group office. Mr. Vannoy is a member of the Boards of Directors of the Georgia Business Forum on Health, The Georgia Caring Program for Children Foundation and the Community Health Partnerships in Atlanta, Athens, Augusta, Macon, Rome and Savannah. He serves on the Professional Advisory Council of Mission New Hope in Atlanta, supported the development of the Georgia Coalition for Health as a member of the steering committee, serves on the technical advisory committee of the Georgia Health Policy Center and is co-chair of the Research Demonstration Committee of the Atlanta Regional Commission's Health Collaborative. Mr. Vannoy earned a bachelor's degree from the University of Kentucky and a master's degree from Central Michigan University and holds a Chartered Life Underwriter designation.

INFORMATION REGARDING THE BOARD OF DIRECTORS

     The Company's Articles of Incorporation provide that the Board of Directors shall consist of not more than 21 members with the actual number of Directors to be fixed from time to time by the Board of Directors. The Board of Directors of the Company has currently fixed the number of directors at 19 (which due to the retirement of four directors effective as of the conclusion of the annual meeting to be held on April 25, 1997 may be further reduced to 17). The Articles of Incorporation provide for the classification of the Company's directors into three classes, with each class containing approximately the same number of Directors and the term of one class expiring each year. At each Annual Meeting of Shareholders, the Directors of one class are elected by the shareholders entitled to vote thereon, to hold office for a term of 3 years and provided that such Directors serve until their successors are elected and qualified . Set forth below is the name of each Director, the class in which he or she serves and the year in which his or her current term expires.

  Class One -- Term Expires at the 1999 Annual Meeting of Shareholders

            James E. Albright
            Elizabeth W. Camp (3)
            Mel H. Gregory, Jr.
            James L. LaBoon, Jr.
            James H. Leigh, Jr., M.D.
            Julia L. Mitchell-Ivey

  Class Two -- Term Expires at 1997 Annual Meeting of Shareholders

            Edward M. Gillespie (2)
            Joseph D. Greene, CLU (3)
            W. Jerry Vereen (2)
            A. Max Walker (1)
            Dan H. Willoughby, M.D. (1)
            Joe M. Young (2)

  Class Three -- Term Expires at 1998 Annual Meeting of Shareholders

            William A. Alias, Jr.
            W. Daniel Barker (1)
            Frank J. Hanna, III (2)
            R. Pierce Head, Jr.
            Richard D. Shirk
            Fred L. Tolbert, Jr.
            Charles R. Underwood, M.D. (1)

(1) According to the retirement policy set forth in the Company's bylaws, this Director will retire effective at the conclusion of the annual meeting in 1997.
(2) Messrs. Hanna and Young are Preferred Designated Directors. A meeting of Class B Shareholders is scheduled on April 4, 1997, at which Mr. Young is a candidate for re-election as a Class Two, Preferred Designated Director; and at which pursuant to a shareholders' agreement, the Class
      B Shareholders are anticipated to re-elect Messrs. Gillespie and Vereen, who have been nominated as Class Two Directors.
(3) Ms. Camp and Mr. Green are Class A Designated Directors. Mr. Green has been nominated for re-election at the Class A Shareholders meeting on April 25, 1997.

     Under the Articles of Incorporation, so long as shares of Preferred Stock are issued, outstanding and entitled to vote and no shares of the Company's Common Stock, no par value, (the "Common Stock") are outstanding, the holders of outstanding shares of Class A Stock, voting separately as a single class (with each share being entitled to one vote) and to the exclusion of all other classes and series of capital stock of the Company, are entitled to elect two Directors to each of the Company's three Classes of Directors ("Class A Designated Directors"), for a total of six of the total number of members of the Board of Directors following the third annual election. Prior to the Special Meeting of Class A Stockholders held on December 18, 1996 (the "Special Meeting"), a special nominating committee composed of two Continuing Directors (as defined below) and the two Preferred Designated Directors (as defined below) nominated the two Class A Designated Directors to be voted on by all of the holders of the Class A Stock at the Special Meeting.

     At the Special Meeting, Joseph D. Greene was elected as a Class A Designated Director to serve as a Class Two Director until the 1997 Annual Meeting, and Elizabeth W. Camp was elected as a Class A Designated Director to serve as a Class One Director until the 1999 Annual Meeting. On March 4, 1997 a special committee composed of two Continuing Directors and the current Class A Designated Directors nominated two Class A Designated Directors to serve as Class Two Directors until the 2000 Annual Meeting or until their successors are duly elected and qualified and one Class A Designated Director to serve as a Class Three Director until the 1998 Annual Meeting to be voted on by all of the holders of the Class A Stock at the Annual Meeting of shareholders to be held on April 25, 1997. Prior to the third Class A Stockholders' Meeting at which Class A Designated Directors are to be elected, a special committee composed of two Continuing Directors and the then current Class A Designated Directors will nominate the Class A Designated Directors to be voted on by all of the holders of the Class A Stock at the meeting. Thereafter, at each annual meeting until the Class A Stock is converted to Common Stock as provided in the

Articles of Incorporation, a special nominating committee composed of the six Class A Designated Directors will nominate, and the holders of the Class A Stock will be entitled to elect, two Class A Designated Directors each year to replace the Class A Designated Directors whose terms expire during such year.

     Notwithstanding any nomination by a special nominating committee, the holders of the Class A Stock are entitled to nominate and elect any eligible individual to fill the Class A Designated Director positions subject to election each year.

     The holders of shares of the Preferred Stock, voting separately as a single class (with each share being entitled to one vote) and to the exclusion of all other classes and series of capital stock of the Company, are entitled to nominate and elect two directors (the "Preferred Designated Directors") and all of the remaining directors of the Company (other than the Class A Designated Directors). However, pursuant to the terms of a Shareholders' Agreement (the "Shareholders' Agreement") among the holders of the Preferred Stock, BCBSGA and the Company, so long as no shares of the Company's Common Stock are issued and outstanding, the holders of the Preferred Stock will be obligated to vote their shares so that the persons (other than the Preferred Designated Directors and the Class A Designated Directors) nominated by the Nominating Committee of the Company's Board of Directors and approved by two-thirds of the Continuing Directors of the Company are elected Directors of the Company. As a result, the current Board of Directors will have the ability to designate a majority of the Directors of the Company.

     "Continuing Directors" are those individuals who: (i) were named as members of the initial Board of Directors of the Company (other than the Preferred Designated Directors), together with any new Directors whose election or nomination to the Board of Directors was approved by a vote of two-thirds of the Directors then still in office who were such Directors or whose election or nomination was previously so approved; (ii) are not beneficial owners of more than five percent of the total shares of any class of equity securities of the Company outstanding; and (iii) were not nominated by such a beneficial owner and, prior to such Director's election, did not have any agreement, arrangement, or understanding with any such beneficial owner with respect to any action to be taken by such person as a Director.

     If no shares of Preferred Stock or Common Stock are issued, outstanding and entitled to vote, all rights to vote in the election of Directors are vested in the holders of outstanding Class A Stock and Blank Preferred Stock.

ITEM 11. EXECUTIVE COMPENSATION

  General

     The following table presents certain information concerning annual compensation paid or accrued and long-term compensation paid by BCBSGA and its subsidiaries for services rendered in all capacities during the last two fiscal years, for the Chief Executive Officer and four most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 (collectively, the "Named Executive Officers").

                      TABLE 1: SUMMARY COMPENSATION TABLE

                                                                                       LONG-
                                                                                        TERM
                                                      ANNUAL COMPENSATION           COMPENSATION
                                              -----------------------------------   ------------     ALL
                                                                                                    OTHER
                                                                     OTHER ANNUAL       LTIP       COMPEN-
                                              SALARY($)   BONUS($)   COMPENSATION     PAYOUTS      SATION
     NAME AND PRINCIPAL POSITION       YEAR      (1)        (2)         ($)(3)         ($)(4)      ($)(5)
-------------------------------------  ----   ---------   --------   ------------   ------------   -------
Richard D. Shirk.....................  1996   $425,000    $278,000          --          $432,225   $5,878
  Chief Executive Officer, President   1995    425,000          --     $54,002                --    5,087
  and Director of the Company and
  BCBSGA

Mark Kishel, M.D.....................  1996    205,000      88,100          --            70,848    3,507
  Executive Vice President and         1995    203,750          --          --            91,000    3,130
  Chief Medical Officer of BCBSGA

Raymond J. Colleran..................  1996    195,000      81,081          --            67,392    3,836
  Executive Vice President, Market     1995    194,250          --          --            87,360    4,909
  Operations of BCBSGA

John A. Harris.......................  1996    195,000      88,011          --            67,392    3,185
  Treasurer of the Company; Executive  1995    187,500          --          --            53,625    2,803
  Vice President, Finance and
  Strategic Planning of BCBSGA

R. Neil Vannoy.......................  1996    195,000      81,081          --            67,392    1,181
  Executive Vice President, Community  1995    192,750          --          --            84,630      801
  Operations of BCBSGA


---------------

(1) Includes amounts deferred at the election of the officers pursuant to the Company's 401(k) Retirement Savings Program and other deferred compensation plans.

(2) Threshold financial performance criteria pursuant to the Annual Incentive Program was not achieved for 1995; no bonuses were earned for that period.

(3) Perquisites for named executive officers were less than 10% of their total salary for both periods. Perquisites paid to Mr. Shirk in 1995 includes $26,054 paid for vacation earned in prior years as part of a 1995 change in vacation policy for all employees.

(4) Includes payments in 1996 to the named executives for long-term incentive payments for the 1993-1995 performance period and in 1995 for long-term incentive payments for the 1992-1994 performance period, except for Mr. Shirk whose payment for the 1992-1994 performance period was deferred by the Compensation Committee until 1996.

(5) Reflects contributions to the 401(k) Retirement Savings Program in 1996 of $2,375 for Mr. Shirk, Dr. Kishel, Mr. Colleran and Mr. Harris; and premium payments on group term life insurance in 1996: Mr. Shirk, $3,503; Dr. Kishel, $1,132; Mr. Colleran, $1,461; Mr. Harris, $810 and Mr. Vannoy, $1,181.

  Long Term Incentive Plan

     The Compensation Committee of the Board of Directors of BCBSGA is responsible for the administration and governance of BCBSGA's Long-Term Incentive Plan ("LTIP"), including identification of participants, determination of specific goals and performance measure categories. The LTIP is designed to reward participants for their contributions to the successful achievement of specific financial (60%), market share (20%), and customer service (20%) goals based on BCBSGA and its subsidiaries, long-term business strategy. Goals are established for three-year performance periods. The LTIP has minimum threshold, target and maximum performance levels. Participants must be employed by BCBSGA or its subsidiaries on the last day of the performance period. At the end of 1996, long-term incentive award opportunities had been established for three performance period cycles, the 1994-1996 performance period, the 1995-1997 performance period and the 1996-1998 performance period. The Compensation Committee makes the final award determination related to the achievement of the defined goals for each performance period.

     The long-term incentive award opportunities granted to Named Executive Officers during 1996 for the 1996-1998 performance period are reflected in Table
2. Final award determinations by the Compensation Committee for this performance cycle will be made in fiscal 1999.

        TABLE 2: LONG-TERM INCENTIVE PLAN -- AWARDS IN LAST FISCAL YEAR

                                                                       ESTIMATED FUTURE PAYOUTS UNDER
                                                    PERFORMANCE          NON-STOCK PRICE-BASED PLANS
                                                    PERIOD UNTIL       -------------------------------
NAME                                            MATURATION OR PAYOUT   THRESHOLD    TARGET    MAXIMUM
----                                            --------------------   ---------   --------   --------
Richard D. Shirk..............................       1996-1998         $105,427    $210,853   $421,707
  Chief Executive Officer, President and
  Director of the Company and BCBSGA

Mark Kishel, M.D..............................       1996-1998         $ 39,552    $ 79,105   $158,209
  Executive Vice President and Chief Medical
  Officer of BCBSGA

Raymond J. Colleran...........................       1996-1998         $ 37,623    $ 75,246   $150,496
  Executive Vice President, Market Operations
  of BCBSGA

John A. Harris................................       1996-1998         $ 37,623    $ 75,246   $150,496
  Treasurer of the Company; Executive Vice
  President, Finance and Strategic Planning of
  BCBSGA

R. Neil Vannoy................................       1996-1998         $ 37,623    $ 75,246   $150,496
  Executive Vice President of Community
  Operations of BCBSGA

     Additionally the Named Executive Officers also participate in a supplemental salary make-up plan for the 1996-1997 performance period. Under this plan adopted in 1996, the Named Executive Officers forego salary increases for 1996 (three years for the CEO beginning in 1995) to recover from the financial performance criteria not achieved in 1995 and to accelerate pay progress of non-executive associates. If financial performance for 1996 and 1997 exceeds target performance, the Named Executive Officers will receive a lump sum cash award in March 1998 equal to the differential of their base pay in 1996 and 1997, and the base pay of comparable executives at the end of 1996 and 1997, based on competitive market salaries. The lump sum cash award potential is $645,000, $67,000, $62,000, $118,000 and $62,000 for Mr. Shirk, Dr. Kishel, Mr.
Colleran, Mr. Harris and Mr. Vannoy, respectively.

RETIREMENT PLAN

     Table 3 reflects the estimated annual lifetime benefits calculated on a straight-line annuity basis and payable under the terms of the Non-Contributing Retirement Program for Certain Employees of Blue Cross and Blue Shield of Georgia (the "Retirement Plan"), as currently in effect, to persons in specified compensation and years of service classifications upon retirement at age 65. Benefit amounts as reflected in the table are after reductions for a portion of Social Security benefits. The years of service, as of December 31, 1996, credited for retirement benefits for the Named Executive Officers are Mr. Shirk, 4-3/4 years; Dr. Kishel, 3-1/4 years; Mr. Colleran, 3-11/12 years; Mr. Harris, 4 years; and Mr. Vannoy, 4-5/12 years. The compensation covered by the Retirement Plan generally includes the base rate of annual earnings and annual incentive payments actually paid to a participant by BCBSGA up to $150,000, the maximum amount of compensation that may be recognized under qualified pension plans; for each Named Executive Officer, the compensation in the Summary Compensation Table exceeds this maximum amount.

                          TABLE 3: PENSION PLAN TABLE


5 YEAR                                                                YEARS OF SERVICE
AVERAGE                                                     -------------------------------------
EARNINGS                                                      15        20        25        30
--------                                                    -------   -------   -------   -------
$100,000..................................................  $33,756   $45,012   $56,268   $64,512
150,000...................................................   41,268    55,000    68,772    82,512

---------------

        The Company also maintains a Supplemental Executive Retirement Plan for the Named Executive Officers. Provisions under the plan include a vesting requirement of five years and attainment of age 55 and a normal retirement age of 65. Benefits are based upon final average pay with two years service credit for each year worked capped at 30 years of service. Benefits are not to exceed 60% of final average pay with offsets for qualified retirement, restoration plan and social security benefits. The Company has also agreed to provide Mr. Shirk supplemental retirement benefits based on average earnings multiplied by a retirement factor. Under this arrangement, Mr. Shirk could receive retirement benefits of up to 65% of his final average earnings (base salary and annual bonus) for retirement at or after age 60. Supplemental benefits payable at the end of 1996 were $223,680 for Mr. Shirk; $22,864 for Dr. Kishel; $21,242 for Mr. Colleran; $22,148 for Mr. Harris; and $26,687 for Mr. Vannoy.

     The Retirement Plan is a qualified defined benefit pension plan that covers all employees of BCBSGA and its participating affiliated companies, who have attained age 21 and have completed 1,000 hours of service in a 12-month period after their date of hire, or who complete 1,000 hours of service in any calendar year thereafter. Benefits under the Retirement Plan are based upon length of service with any BCBS plan, with varying provisions for employees who are terminated or take early, normal or deferred retirement. The annual retirement benefit is calculated according to a specific formula, called the Final Average Earnings formula. The benefit is 60% of the Final Average Earnings (i.e., the average of the highest five consecutive years of annual salaries and annual incentive payments out of the last 10 years of credited service) reduced by 50% of the participant's Social Security Benefit. If the participant has less than 30 years of service, the result is multiplied by a service fraction. The fraction is the years of credited service up to 30 divided by 30. A participant becomes fully vested after five years of service. Generally, upon retirement, participants can elect to receive their benefits in the form of a lump sum payment, lifetime only pension, lifetime pension with a guaranteed payout period (10 or 20 years) or 50%, 66 2/3% or 100% joint pensions. The Retirement

Plan also provides, subject to certain conditions, for the payment of vested benefits of a deceased employee to his or her spouse during such spouse's lifetime. Actuaries hired by the Retirement Plan determine the amount to be contributed to the Retirement Plan by BCBSGA to fund benefits for its employees. All contributions are held in trust. Benefits under the Retirement Plan are insured by the Pension Benefit Guaranty Corporation.

     BCBSGA makes contributions to the Retirement Plan to fund the benefits which accrue thereunder. Annual contribution amounts are determined actuarially. Participant contributions are not permitted. The amounts shown in the Summary Compensation Table above do not include BCBSGA's contributions in connection with the Retirement Plan for the Named Executive Officers. Such amounts are not and cannot be readily separated or individually calculated. BCBSGA made a contribution of $3.5 million to the Retirement Plan for the plan year ended December 31, 1996.

     The Retirement Plan is administered by the Blue Cross and Blue Shield Association. Bankers Trust Company serves as Trustee to the Retirement Plan.

  401(k) Retirement Savings Program

     The 401(k) Retirement Savings Program (the "Savings Program") is sponsored by BCBSGA. The Savings Program is a tax-deferred savings plan designed to help participants build long-term savings for the future. Generally, all employees are eligible to participate after they complete 30 days of service and have attained age 21. A participant may contribute to the Savings Program on a before-tax basis from 1% to 15% of pay up to the maximum dollar contribution amount ($9,000 in 1996). The employer will match $0.50 for every dollar the participant contributes up to $500 (maximum $250). For the remaining contribution, the employer will add $0.25 for each dollar the participant contributes up to $2,125 for a total employer match of $2,375. Participants become 25% vested in all employer matching contributions after two years, 50% vested after three years, 75% vested after four years, and 100% vested once they complete five years of service. Lump sum distributions generally may be made from the Savings Program upon termination of employment or attainment of age
59 1/2. Participants may also obtain a hardship withdrawal or borrow money from their account. All contributions to the Savings Program and investment earnings are held in trust for the exclusive benefit of participants and their beneficiaries. The name of the trust is The National 401(k) Master Trust. The trustee is INVESCO Trust Company.

  Deferred Compensation Plans

     The Company offers certain Directors and employees the opportunity to defer income pursuant to the Company's "Deferred Compensation Plan for Select Management." Qualified Directors and employees may elect to defer payment of all or any portion of such person's compensation during any year for a period of three years or more. At the election of the qualified Director or employee, such deferred compensation may be paid in a lump sum or in monthly installments over a period from 5 to 20 years. Approximately 34 Directors and employees participate in these arrangements, and become general creditors of the Company thereunder. The Company's total obligation to these participants, which is unsecured, was less than $3.0 million as of December 31, 1996.

COMPENSATION COMMITTEE

     The Compensation Committee is comprised of Directors Tolbert (Chair), Barker, Hanna, Underwood, Vereen and Young. (Messrs. Hanna and Young were new members of the Committee in 1996.) Mr. LaBoon sits with the Committee ex officio. The Committee meets quarterly. The Compensation Committee sets the compensation for the Chief Executive Officer and the other Named Executive Officers at a meeting early in each fiscal year after reviewing, in each case, the performance targets established for the prior year in comparison to the prior year's actual performance. At this meeting the Committee also sets performance targets for the new fiscal year as well as any targets for additional compensation plans pursuant to which the Chief Executive Officer and the other Named

Executive Officers may earn compensation with respect to that fiscal year and sets annual salaries in accordance with the same considerations. All elements of compensation for the fiscal year ended December 31, 1996 for all the Named Executive Officers were set in the same manner.

EXECUTIVE OR OTHER SEVERANCE AGREEMENTS

     BCBSGA is a party to an Employment Agreement dated January 1, 1997 with Richard D. Shirk, President and Chief Executive Officer. This agreement contemplates an ever-renewing 24-month term, and, under certain conditions of termination, a 24-month continuation of salary and certain other benefits. Additionally, Dr. Kishel is a party to a letter agreement which, under certain limited termination circumstances, provides for a twelve-month salary continuation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Currently, no shares of Common Stock are outstanding or beneficially owned by any person and no shares of Blank Preferred Stock are outstanding or beneficially owned by any person.

     A total of 70,098 eligible subscribers have accepted 350,535 shares of Class A Stock, all of which are currently outstanding. No directors or officers of the Company or of BCBSGA beneficially own any shares of capital stock of the Company except Frank J. Hanna, III. Georgia Strategic Healthcare, LLC owns 40,000 (approximately 80%) of the Preferred Stock outstanding. Frank J. Hanna, III, Frank J. Hanna, Jr. and David Hanna share voting and dispositive power with regard to all of the shares of Preferred Stock owned by Georgia Strategic Healthcare, LLC. Frank J. Hanna, III, is, therefore, deemed to be the indirect beneficial owner of the 40,000 shares held by Georgia Strategic Healthcare, LLC. (The address of Georgia Strategic Healthcare, LLC is Suite 1750, Two Ravinia Drive, Atlanta, Georgia 30346.)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of the Annual Report on Form
10-K.

1. The following financial statements are incorporated by reference into
   Part II, Item 8 of this report:

      Report of Independent Auditors

      Consolidated Balance Sheets -- December 31, 1996 and 1995

      Consolidated Statements of Income -- Years ended December 31, 1996, 1995 and 1994

      Consolidated Statements of Shareholders' Equity -- Years ended December 31, 1996, 1995 and 1994

      Consolidated Statements of Cash Flows -- Years ended December 31, 1996, 1995 and 1994

      Notes to Consolidated Financial Statements

2. Financial Statement Schedules

     Schedule II    Condensed Financial Information of Registrant

     Schedule V     Valuation and Qualifying Accounts

     All other schedules are omitted because they are not applicable, not required or the information is included elsewhere in the Financial Statements or Notes thereto.

     The financial statement schedules follow the signature page.

3. EXHIBITS

     The following exhibits to Forms S-1, Registration No. 333-2796, filed on March 27, 1996 and subsequent amendments are incorporated herein by reference.


  EXHIBIT
  NUMBER                            DESCRIPTION
  -------                           -----------
  2.1       Blue Cross and Blue Shield of Georgia, Inc. Plan of
            Conversion, filed with the Insurance Department of the State of Georgia, October 30, 1995.

  2.2       Form A Statement regarding the Acquisition of Control of or
            Merger with a Domestic Insurer filed with respect to Blue
            Cross and Blue Shield of Georgia, Inc. by Cerulean
            Companies, Inc. on October 30, 1995, as amended and supplemented.

  2.3       Conversion Order dated December 27, 1995 from Georgia
            Insurance Commissioner.

  3.1       Articles of Incorporation of Cerulean Companies, Inc.

  3.2       Bylaws of Cerulean Companies, Inc.

  4.2 Specimen form of Class A Convertible Common Stock certificate.

  10.1      Administrative Services Agreement between the State
            Personnel Board and Blue Cross and Blue Shield of Georgia,
            Inc., dated July 1, 1994.

  10.2      $25,000,000 Revolving Loan Facility Among Blue Cross and
            Blue Shield of Georgia, Inc., as Borrower, Wachovia Bank of
            Georgia, N.A., Bank South, N.A., Trust Company Bank, as
            Banks and Wachovia Bank of Georgia, N.A., as Agent, dated
            March 21, 1994, as amended, listed as exhibit 10.6.

  10.3      Plaza Lease Capital Plaza Associate ("Landlord") and Blue
            Cross and Blue Shield of Georgia, Inc. ("Tenant") dated
            December 23, 1986.

  10.4      Executive Compensation Plans and Arrangements.
              (a) Employment Agreement between Blue Cross and Blue Shield of Georgia, Inc. and Richard D. Shirk dated March 4, 1992.
              (b) Employment Agreement between Blue Cross and Blue Shield of Georgia, Inc. and Mark Kishel, M.D. , dated September 23,
                  1993.
              (c) Deferred Compensation Plan.
              (d) Annual Executive Incentive Plan.
              (e) Long-Term Incentive Plan.

  10.5      $55,000,000 Insolvency Credit Agreement dated as of April
            18, 1996 among Blue Cross and Blue Shield of Georgia, Inc.
            the Banks Listed Herein and Wachovia Bank of Georgia, N.A., as agent.

  21        Subsidiaries of the registrant.


(b) Reports on Form 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the last quarter of the period covered by this report.

(c) Exhibits

     The following additional exhibits are filed concurrently with this report.


EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
    10.6  $9,000,000 Credit Facility Between Blue Cross and Blue
          Shield of Georgia,Inc., as Borrower and Wachovia Bank of
          Georgia, N.A., as Agent, dated December 19, 1996. (This exhibit is being filed in paper pursuant to a continuing hardship exemption.)

    13    1996 Annual Report to Shareholders of Cerulean Companies,
          Inc. Such report is furnished for the information of the Commission only and, except for those portions thereof which are expressly incorporated by reference in the Annual Report on Form 10-K, is not to be deemed filed as part of this Report.

    23    Consent of Ernst & Young, LLP.

    27    Financial Data Schedule.


     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15 (D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     Furnished herewith are four copies of the Proxy Statement relating to the Cerulean Companies, Inc. 1997 annual meeting of stockholders.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Atlanta, State of Georgia, on March 11, 1997.

                                          CERULEAN COMPANIES, INC.
                                          (Registrant)

                                          By:       /s/ RICHARD D. SHIRK
                                            ------------------------------------
                                                      Richard D. Shirk
                                                         President

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on March 11, 1997.

SIGNATURE                                                                  TITLE
---------                                                                  -----
/s/ RICHARD D. SHIRK                                   President (Principal Executive Officer) and
-------------------------------------------            Director
Richard D. Shirk

/s/ JOHN HARRIS                                        Treasurer
-------------------------------------------            (Principal Financial and Accounting Officer)
John Harris

/s/ JAMES E. ALBRIGHT                                  Director
-------------------------------------------
James E. Albright

/s/ WILLIAM A. ALIAS, JR.                              Director
-------------------------------------------
William A. Alias, Jr.

/s/ W. DANIEL BARKER                                   Director
-------------------------------------------
W. Daniel Barker

/s/ ELIZABETH W. CAMP                                  Director
-------------------------------------------
Elizabeth W. Camp

/s/ EDWARD M. GILLESPIE                                Director
-------------------------------------------
Edward M. Gillespie



SIGNATURE                                               TITLE
---------                                               -----

/s/ JOSEPH D. GREENE                                   Director
-------------------------------------------
Joseph D. Greene

/s/ MEL H. GREGORY, Jr.                                Director
-------------------------------------------
Mel H. Gregory, Jr.

/s/ FRANK J. HANNA, III                                Director
-------------------------------------------
Frank J. Hanna, III

/s/ R. PIERCE HEAD, JR.                                Director
-------------------------------------------
R. Pierce Head, Jr.

/s/ JAMES L. LABOON, JR.                               Director
-------------------------------------------
James L. LaBoon, Jr.

/s/ JAMES H. LEIGH, JR., M.D.                          Director
-------------------------------------------
James H. Leigh, Jr., M.D.

/s/ JULIA L. MITCHELL-IVEY                             Director
-------------------------------------------
Julia L. Mitchell-Ivey

/s/ FRED L. TOLBERT, JR.                               Director
-------------------------------------------
Fred L. Tolbert, Jr.

/s/ CHARLES R. UNDERWOOD, M.D.                         Director
-------------------------------------------
Charles R. Underwood, M.D.

/s/ W. JERRY VEREEN                                    Director
-------------------------------------------
W. Jerry Vereen




SIGNATURE                                               TITLE
---------                                               -----

/s/ A. MAX WALKER                                      Director
-------------------------------------------
A. Max Walker

/s/ DAN H. WILLOUGHBY, M.D.                            Director
-------------------------------------------
Dan H. Willoughby, M.D.

/s/ JOE M. YOUNG                                       Director
-------------------------------------------
Joe M. Young



                     CERULEAN COMPANIES, INC. (PARENT ONLY)          SCHEDULE II
                            CONDENSED BALANCE SHEET

                                                              DECEMBER 31
                                                                  1996
                                                              ------------
Assets
Investment in subsidiary....................................  $190,837,779
Cash and cash equivalents...................................    44,851,119
Accrued interest and other assets...........................       243,533
                                                              ------------
  Total assets..............................................  $235,932,431
                                                              ============
Liabilities and Shareholders' Equity
  Liabilities:
     Accounts payable and accrued expenses..................     1,716,861
                                                              ------------
     Total liabilities......................................     1,716,861
Mandatorily redeemable preferred stock:
     Class B Convertible Preferred Stock, no par value;
      liquidation preference, $1,000 per share; mandatory
      redemption, $900 per share. Authorized, issued and
      outstanding, 49,900 shares............................    46,646,042
Shareholders' equity:
     Blank Preferred Stock, no par value. Authorized and
      unissued 100,000,000 shares...........................            --
     Class A Convertible Common Stock, no par value, $0.01
      stated value. Authorized 50,000,000 shares; issued and
      outstanding 350,615 shares............................         3,506
     Common Stock, no par value.
     Authorized and unissued 1,000,000,000 shares...........            --
     Net unrealized appreciation on securities..............     7,886,318
     Retained earnings......................................   179,679,704
                                                              ------------
Total shareholders' equity..................................   187,569,528
                                                              ------------
Total liabilities and shareholders' equity..................  $235,932,431
                                                              ============

                     CERULEAN COMPANIES, INC. (PARENT ONLY)

                         CONDENSED STATEMENT OF INCOME

                                                                 YEAR ENDED
                                                              DECEMBER 31, 1996
                                                              -----------------
Investment income...........................................     $ 2,281,204
Operating expenses..........................................        (429,214)
                                                                 -----------
Income before income taxes..................................       1,851,990
Income taxes................................................         719,000
                                                                 -----------
Income before equity in earnings of subsidiary..............       1,132,990
Equity in earnings of subsidiary............................      16,340,410
                                                                 -----------
Net income..................................................     $17,473,400
                                                                 ===========

                     CERULEAN COMPANIES, INC. (PARENT ONLY)

                       CONDENSED STATEMENT OF CASH FLOWS

                                                                 YEAR ENDED
                                                              DECEMBER 31, 1996
                                                              -----------------
OPERATING ACTIVITIES
Net Income..................................................    $ 17,473,400
Adjustments to reconcile net income cash used in operating
  activities:
  Items that did not use cash:
     Equity in the earnings of subsidiary...................     (16,340,410)
     Accretion..............................................         (15,391)
     Increase in accrued interest and other assets..........        (243,533)
     Increase in accounts payable and accrued expenses......       1,716,861
                                                                ------------
NET CASH PROVIDED FROM OPERATING ACTIVITIES.................       2,590,927
INVESTING ACTIVITIES
  Investments purchased.....................................     (11,385,609)
  Investments sold or matured...............................      11,400,000
                                                                ------------
NET CASH PROVIDED FROM INVESTING ACTIVITIES.................          14,391
FINANCING ACTIVITIES
Proceeds from issuance of preferred stock...................      46,646,042
Dividends paid and declared.................................      (2,727,867)
S-1 registration costs......................................      (1,672,374)
                                                                ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES...................      42,245,801
                                                                ------------
INCREASE IN CASH AND CASH EQUIVALENTS.......................      44,851,119

CASH AND CASH EQUIVALENTS AT BEGINNING OF Year..............              --
                                                                ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................    $ 44,851,119
                                                                ============

                                                                      SCHEDULE V
                            CERULEAN COMPANIES, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                              BALANCE AT    CHARGED TO                    BALANCE
                                               BEGINNING     COSTS AND                    AT END
                DESCRIPTION                     OF YEAR      EXPENSES     DEDUCTIONS      OF YEAR
--------------------------------------------  -----------   -----------   -----------   -----------
Deferred Tax Asset Valuation Allowance
  1996                                        $29,805,000   $28,544,000   $(1,119,000)  $57,230,000
                                              ===========   ===========   ===========   ===========
  1995                                        $30,573,000   $ 2,410,000   $(3,178,000)  $29,805,000
                                              ===========   ===========   ===========   ===========
  1994                                        $32,273,000   $ 1,196,000   $(2,896,000)  $30,573,000
                                              ===========   ===========   ===========   ===========