Form 10-Q
period 1997-03-31
CERULEAN COMPANIES INC
filed 1997-05-13
CIK 1009912

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                                   FORM 10-Q



[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended                          MARCH 31, 1997

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


                                 (404) 842-8000
              (Registrant=s telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


         YES         X                             NO
               --------------                          --------------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer=s classes of common stock, as of the latest practicable date.

Class: Class A Convertible Common Stock, no par value, $0.01 stated value. Outstanding as of April 30, 1997 - 351,915 shares

                            CERULEAN COMPANIES, INC.
                                   FORM 10-Q
                                 MARCH 31, 1997

                                     INDEX


                                                                                                            PAGE
                                                                                                           NUMBER
                                                                                                           -------
PART I.          FINANCIAL INFORMATION
                 ---------------------

                 Item 1.      Consolidated Financial Statements

                              Consolidated Balance Sheets as of
                                 March 31, 1997 and December 31, 1996                                      Page 3

                              Consolidated Statements of Income for the three months
                                 ended March 31, 1997 and 1996                                             Page 4

                              Consolidated Statements of Cash Flows for the three months
                                 ended March 31, 1997 and 1996                                             Page 5

                              Notes to Consolidated Financial Statements                                   Page 6

                 Item 2.      Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                                          Page 8

                 Item 3.      Quantitative and Qualitative Disclosure About Market Risk                    Page 9


PART II.         OTHER INFORMATION
                 -----------------

                 Item 1.      Legal Proceedings                                                            Page 10

                 Item 2.      Changes in Securities                                                        Page 10

                 Item 3.      Defaults Upon Senior Securities                                              Page 10

                 Item 4.      Submission of Matters to a Vote of Security Holders                          Page 10

                 Item 5.      Other Information                                                            Page 10

                 Item 6.      Exhibits and Reports on Form 8-K                                             Page 10

                              Signatures                                                                   Page 12

                        PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
                           CERULEAN COMPANIES, INC.
                         CONSOLIDATED BALANCE SHEETS


                                                                                            MARCH 31,             DECEMBER 31,
                                                                                              1997                    1996
                                                                                            ---------
                                                                                          (UNAUDITED)             ------------
       ASSETS
       Investments:
         Fixed maturities:
           Available-for-sale, at fair value (amortized cost: $174,584,442;
           $156,949,004)                                                                    $ 172,515,397            $157,637,412
         Equity securities, at fair value (cost: $51,245,925; $50,969,299)                     59,274,367              60,104,421
         Short-term investments, at fair value (cost: $7,188,469; $475,000)                     7,188,469                 423,788
                                                                                            -------------            ------------
       Total investments                                                                      238,978,233             218,165,621

       Cash and cash equivalents                                                               67,385,328              89,024,410
       Reimbursable portion of estimated benefit liabilities                                  101,635,300             101,645,300
       Accounts receivable                                                                     45,400,731              42,606,134
       FEP assets held by agent                                                                22,715,241              22,715,241
       Property and equipment                                                                  31,098,485              31,264,521
       Other assets                                                                            13,854,435              11,808,667
                                                                                            -------------            ------------
       Total assets                                                                         $ 521,067,753            $517,229,894
                                                                                            =============            ============
       LIABILITIES AND SHAREHOLDERS' EQUITY
       Liabilities:
         Estimated benefit liabilities                                                      $ 186,692,267            $181,718,093
         Unearned premiums                                                                     10,616,133               8,983,956
         FEP stabilization reserve                                                             22,715,241              22,715,241
         Accounts payable and accrued expenses                                                 28,048,099              31,519,728
         Payables to other plans                                                                2,350,884               2,633,307
         Other liabilities                                                                     33,397,429              31,944,999
         Note payable                                                                           3,500,000               3,500,000
                                                                                            -------------            ------------
       Total liabilities                                                                      287,320,053             283,015,324
                                                                                            -------------            ------------
       Mandatorily redeemable preferred stock:
         Class B Convertible Preferred Stock, no par value; liquidation preference, $1,000 per share; mandatory redemption, $900 per
            share.                                                                             46,645,042              46,645,042
                                                                                            -------------            ------------
          Authorized, issued and outstanding, 49,900 shares

       Shareholders equity:
          Blank Preferred Stock, no par value.
            Authorized and unissued 100,000,000 shares                                                -                  -
          Class A Convertible Common Stock, no par value, $0.01, stated value.
            Authorized 50,000,000 shares; issued and outstanding 351,025 and
               350,615 shares, respectively                                                         3,510                   3,506
          Common Stock, no par value.
            Authorized and unissued 100,000,000 shares                                                -                  -
          Net unrealized appreciation on securities                                             4,861,299               7,886,318
          Retained earnings                                                                   182,237,849             179,679,704
                                                                                            -------------            ------------
       Total shareholders' equity                                                             187,102,658             187,569,528
       Total liabilities and shareholders' equity                                           -------------            ------------
                                                                                            $ 521,067,753            $517,229,894
                                                                                            =============            ============

       See accompanying notes.

                            CERULEAN COMPANIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                   UNAUDITED

                                                                                          THREE MONTHS ENDED MARCH 31,
                                                                                           1997                  1996
                                                                                       ------------          ------------
Revenues:

  Premiums                                                                            $362,614,748          $324,005,012

  Investment and other income                                                            3,646,145             3,197,305

  Realized gains                                                                         1,915,247                89,707
                                                                                       ------------          ------------

Total revenues                                                                          368,176,140           327,292,024

Benefits expense                                                                        323,783,964           289,037,972

Operating expenses, net of expense reimbursements
  of $25,941,231 and $20,448,840, respectively                                           41,673,485            34,453,574
                                                                                       ------------          ------------
Operating income                                                                          2,718,691             3,800,478

Non-operating  income (Note 3)                                                            1,275,000                     -
                                                                                       ------------          ------------
Income before income taxes and minority interest                                          3,993,691             3,800,478

Income tax expense                                                                          619,025               814,822

Minority interests                                                                          (68,017)             (182,869)
                                                                                       ------------          ------------
Net income                                                                             $  3,306,649          $  2,802,787
                                                                                       ============          ============

See accompanying notes.

                            CERULEAN COMPANIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED




                                                                         THREE MONTHS ENDED MARCH 31,
                                                                         1997                     1996
                                                                    --------------           ------------
OPERATING ACTIVITIES
Net income                                                          $    3,306,649           $  2,802,787
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
   Non-cash and non-operating items:
      Depreciation                                                       2,339,909              2,244,503
      Amortization                                                          80,184                 87,577
      Uncollectible receivables                                           (255,992)               803,376
      Gain on sale of investments                                       (1,915,247)               (89,707)
      (Gain) loss on sale of property and equipment                         (8,325)                29,979
      Non-operating income                                              (1,275,000)                     -
Decrease (increase) in certain assets:
      Reimbursable portion of estimated benefit liabilities                 10,000             (3,347,000)
      Accounts receivable                                               (2,538,605)           (12,890,704)
      Other assets                                                      (1,257,865)             1,432,150
Increase (decrease) in certain liabilities:
      Estimated benefit liabilities                                      4,974,174              5,088,381
      Unearned premiums                                                  1,632,177             (1,388,408)
      Accounts payable and accrued expenses                             (3,471,629)             2,880,855
      Payables to other plans                                             (282,423)                29,377
      Other liabilities                                                  1,452,429               (884,766)
      Minority interest in sale of stock by a subsidiary                (1,225,000)                     -
                                                                    --------------           ------------
Net cash provided by (used in) operating activities                      1,565,436             (3,201,600)

INVESTING ACTIVITIES
Investments purchased                                                  (44,643,879)           (33,403,016)
Investments sold or matured                                             21,853,409             13,522,050
Property and equipment purchased                                        (2,173,873)            (2,061,266)
Property and equipment sold                                                  8,325                558,057
                                                                    --------------           ------------
Net cash used in investing activities                                  (24,956,018)           (21,384,175)


FINANCING ACTIVITIES
Proceeds from the issuance of preferred stock                                -                 46,633,000
Dividends accrued                                                         (748,500)              (482,367)
Sale of stock by a subsidiary                                            2,500,000                      -
                                                                    --------------           ------------
Net cash provided by financing activities                                1,751,500             46,150,633
                                                                    --------------           ------------
(Decrease)  increase in cash and cash equivalents                      (21,639,082)            21,564,858

Cash and cash equivalents at beginning of period                        89,024,410             49,304,688
                                                                    --------------           ------------
Cash and cash equivalents at end of period                          $   67,385,328           $ 70,869,546
                                                                    ==============           ============

See accompanying notes.

                           CERULEAN COMPANIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997
                                  UNAUDITED

1. SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Cerulean Companies, Inc. (the "Company") was incorporated under the laws of the State of Georgia on February 2, 1996 to act as the holding company for Blue Cross and Blue Shield of Georgia, Inc. ("BCBSGA") and its subsidiaries, and for other lawful purposes. On February 2, 1996, the Company acquired all of the outstanding capital stock of BCBSGA, following BCBSGA's conversion from a not-for-profit corporation to a for-profit corporation pursuant to a Plan of Conversion approved by the Georgia Commissioner of Insurance on December 27, 1995 (the "Conversion"). In connection with the Conversion, the Company issued 49,900 shares of Class B Convertible Preferred Stock ("Preferred Stock") to raise $49.9 million in capital. After deducting offering costs, the net proceeds to the Company were $46.6 million.

Although the Company did not become a holding company for BCBSGA until the Conversion on February 2, 1996, the consolidated results of operations include the historical operations of BCBSGA and its subsidiaries prior to February 2, 1996 and the Company (including BCBSGA and its subsidiaries on a consolidated basis) from the period February 2, 1996 to March 31, 1996 and thereafter.

Effective May 14, 1996, the Company's registration under the Securities Act of 1933 of the public offering of its Class A Convertible Common Stock (the "Class A Stock") with the Securities and Exchange Commission became effective. As of April 30, 1997 eligible subscribers had accepted 351,915 shares of no par value Class A Stock. Currently, the Class A Stock is not publicly traded.

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

PRINCIPLES OF CONSOLIDATION

The Company's accompanying consolidated financial statements include the accounts of the Company, BCBSGA and its wholly-owned health maintenance and life insurance subsidiaries, a non-insurance subsidiary and community health partnership network joint ventures ("CHPNs") in which BCBSGA has a majority interest. All significant intercompany transactions and balances have been eliminated in consolidation.

ACCOUNTING FOR A SALE OF STOCK BY A SUBSIDIARY

Gains arising from a subsidiary issuing its own stock to third parties are recorded as non-operating income and are presented as a separate line item in the consolidated statements of income.

                            CERULEAN COMPANIES, INC.

2. EARNINGS PER SHARE

Earnings per share are omitted because such data are not meaningful at the present time due to the likely dilutive events that will occur prior to the conversion of the Class A Convertible Common Stock or the Class B Convertible Preferred Stock. Presently there is no market for the Class A Stock or any equity securities of the Company, and the Company does not anticipate development of such a market in the foreseeable future.

3. NON-OPERATING INCOME

CHPNs are market-based service entities to support HMO and POS products. BCBSGA owns a 51% interest, and local physician and/or hospital groups, own the remaining equity interests in the CHPNs. Clinical services are provided by the physician or hospital partners as well as other providers with which the CHPNs maintain contracts, and BCBSGA provides sales, management and administrative services, including information systems and data management services, through service contracts with the CHPNs.

On January 1, 1997, a hospital purchased a 5% interest in one of BCBSGA's CHPN subsidiaries for $2.5 million and received in exchange 7.2815 shares of Class C common stock of the CHPN subsidiary. In accordance with the CHPN formation agreement, BCBSGA's 51% equity interest in the CHPN subsidiary was not diluted as a result of the transaction. BCBSGA recorded non-operating income of $1.3 million for the gain related to its portion of this transaction and increased the minority interest liability for this CHPN by $1.2 million. After deducting deferred income taxes of $0.3 million, net income was favorably impacted by $1.0 million.

                            CERULEAN COMPANIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. The Company's actual future results could differ materially from its historical results.

OVERVIEW

Cerulean Companies, Inc. (the "Company") was incorporated under the laws of the State of Georgia on February 2, 1996 to act as the holding company for Blue Cross and Blue Shield of Georgia, Inc. ("BCBSGA") and its subsidiaries, and for other lawful purposes. On February 2, 1996 the Company acquired all of the outstanding capital stock of BCBSGA, following BCBSGA's conversion from a not-for-profit corporation to a for-profit corporation pursuant to a Plan of Conversion approved by the Georgia Commissioner of Insurance on December 27, 1995 (the "Conversion"). In connection with the Conversion, the Company issued 49,900 shares of Class B Convertible Preferred Stock (the "Preferred Stock") to raise $49.9 million in capital. After deducting offering costs, the net proceeds to the Company were $46.6 million.

Although the Company did not become a holding company for BCBSGA until the Conversion on February 2, 1996, the consolidated results of operations include the historical operations of BCBSGA and its subsidiaries prior to February 2, 1996 and the Company (including BCBSGA and its subsidiaries on a consolidated basis) from the period February 2, 1996 to March 31, 1996 and thereafter.

Effective May 14, 1996, the Company's registration under the Securities Act of 1933 of the public offering of its Class A Convertible Common Stock (the "Class A Stock") with the Securities and Exchange Commission became effective. As of April 30, 1997 eligible subscribers had accepted 351,915 shares of no par value Class A Stock. Currently, the Class A Stock is not publicly traded.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

Premium revenues increased 12% to $362.6 million for the three months ended March 31, 1997 from $324.0 million for the three months ended March 31, 1996. Premium revenues for Indemnity and PPO products increased $1.9 million to $268.3 million for the three months ended March 31, 1997. Enrollment for Indemnity and PPO products decreased 2% as of March 31, 1997 compared to March 31, 1996 while the average price per contract increased 3% over the same period. HMO and POS premiums increased $36.5 million to $91.2 million for the three months ended March 31, 1997 resulting from a 75% increase in membership. New business volume for fully insured HMO and POS products, and to a lesser extent, migrations from traditional indemnity products into HMO and POS products, continued to drive HMO and POS membership growth to 284,000 members at March 31, 1997 from 162,000 members at March 31, 1996.

Investment and other income increased 14% to $3.6 million for the three months ended March 31, 1997 from $3.2 million for the three months ended March 31, 1996. A substantial portion of the increase was a result of growth in the Company's investment portfolio. A $0.4 million accrual related to an arbitration award against the Company's health maintenance organization provided an offset to other income in the 1997 period.

Realized gains on the sale of marketable securities of $1.9 million for the three months ended March 31, 1997 were $1.8 million higher compared to the three months ended March 31, 1996. These results can vary based on actions by the Company's external money managers.

The Company's total loss ratio (benefits expense as a percentage of premium revenues) increased to 89.3% for the three months ended March 31, 1997 from 89.2% for the three months ended March 31, 1996. This was primarily the result of an increase in the loss ratio for indemnity and PPO products to 90.7% for the first quarter of 1997 from 90.1% for the first quarter of 1996. Per contract benefits expense incurred for these products in the 1997 period increased 4% on the average compared to benefits incurred for the comparable quarter in 1996.

                            CERULEAN COMPANIES, INC.

Operating expenses increased 21% to $41.7 million for the first quarter of 1997 from $34.5 million for the first quarter of 1996, principally due to growth in the Company's infrastructure necessary to support both product development and the increased HMO and POS membership base. As a result, the operating expense ratio (operating expenses as a percentage of premium revenues) increased to 11.5% for the three months ended March 31, 1997, from 10.6% for the three months ended March 31, 1996.

Non-operating income of $1.3 million for the three months ended March 31, 1997 related to a gain on the sale of a 5% interest in one of the Company's CHPN subsidiaries to a third party.

The effective income tax rate of 16% for the three months ended March 31, 1997 decreased from the effective income tax rate of 21% for the three months ended March 31, 1996, principally due to an increase in the valuation of certain long-lived tax assets for which tax deductions will occur in the future.

As a result of the foregoing factors, net income increased to $3.3 million for the three months ended March 31, 1997 from $2.8 million for the three months ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

The Company has both short-term and long-term liquidity needs and has structured its investment portfolios accordingly. Over $178.0 million of the Company's investment portfolio is held at BCBSGA and is subject to limitations prescribed by Georgia insurance statutes. Short-term liquidity needs to fund its operating costs as well as the payment obligations to its customers are met from funds invested primarily in institutional money market accounts. Assets not required for short-term liquidity needs are invested in the fixed income and equity markets. These investments provide for reserves for future payment obligations and funds for long-term liquidity needs. The Company's investment policies are designed to provide liquidity to meet anticipated payment obligations, to preserve capital and to maximize yield in conformance with all regulatory requirements.

Net cash provided by operating activities amounted to $1.5 million for the three months ended March 31, 1997 compared to net cash used in operating activities of $3.7 million for the same period in 1996. During the first quarter of 1996 there were higher levels of accounts receivable related to the significant growth in HMO and POS product enrollment, from the end of 1994 to March 31, 1996, which resulted in an increase of over 140%. Because of the nature of the Company's business, the cash flows from operations for interim periods are not necessarily indicative of cash flows from operations expected for the entire year. The Company believes its future cash resources will be adequate to meet its operating requirements.

In February 1996, the Company received $46.6 million in connection with its Preferred Stock offering, net of offering costs of $3.3 million.

The Company believes that its long-term capital requirements can be met with a combination of (i) its current resources, including proceeds from the sale of the Preferred Stock, (ii) cash flows from operation and (iii) potential debt or equity offerings.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required.

                            CERULEAN COMPANIES, INC.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT
NUMBER                                                           DESCRIPTION
------                                                           -----------
 2.1              Blue Cross and Blue Shield of Georgia, Inc. Plan of Conversion, Filed with the Insurance Department of the State of Georgia, October 30, 1995.(1)

 2.2              Form A Statement regarding the Acquisition of Control of or Merger with a Domestic Insurer filed with respect to Blue Crossand Blue Shield of Georgia, Inc. by Cerulean Companies, Inc. on October 30, 1995,
                  as amended and supplemented.(1)

 2.3              Conversion Order dated December 27, 1995 from Georgia Insurance Commissioner.(1)

 3.1              Articles of Incorporation of Cerulean Companies, Inc.(1)

 3.2              Bylaws of Cerulean Companies, Inc.(1)

 4.1              Stock Escrow Agreement among Cerulean Companies, Inc., Blue Cross and Blue Shield of Georgia, Inc. and
                  SunTrust Bank, Atlanta.(1)

 4.2              Specimen form of Class A Convertible Common Stock certificate.(1)

10.1              Administrative Services Agreement between the State Personnel Board and Blue Cross and Blue Shield of
                  Georgia, Inc., dated July 1, 1994.(1)


______________________________
(1) This exhibit to Form S-1, Registration No. 333-2796, filed on March 27, 1996 and subsequent amendments is incorporated herein by reference.

                            CERULEAN COMPANIES, INC.


Exhibit
Number                                                           DESCRIPTION
------                                                           -----------
10.2             Plaza  Lease Capital  Plaza Associate ("Landlord")  and Blue  Cross and  Blue Shield of  Georgia, Inc.
                 ("Tenant") dated December 23, 1986.(1)

10.3             Executive Compensation Plans and Arrangements.
                       (a) Employment Agreement between Blue Cross and Blue Shield of Georgia, Inc. and
                           Mark Kishel, M.D., dated September 23, 1993.(1)
                       (b) Deferred Compensation Plan.(1)
                       (c) Annual Executive Incentive Plan.(1)
                       (d) Long-Term Incentive Plan.(1)
                       (e) Employment Agreement between Blue Cross and Blue Shield of Georgia, Inc. and Richard D. Shirk
                           dated January 1, 1997.(3)

10.4             $55,000,000 Insolvency Credit Agreement dated as of April 18, 1996 among Blue Cross and Blue Shield of
                 Georgia, Inc., the Banks Listed Herein and Wachovia Bank of Georgia, N.A., as agent.(1)

10.5             $9,000,000 Credit Facility Between Blue Cross and Blue Shield of Georgia, Inc., as Borrower and Wachovia
                 Bank of Georgia, N.A., as Agent, dated December 19, 1996.(2)

27               Financial Data Schedule (for SEC use only).


(b) Reports on Form 8-K

    None

-----------------------
(1) This exhibit to Form S-1, Registration No. 333-2796, filed on March 27, 1996 and subsequent amendments is incorporated herein by reference.
(2) This exhibit to Form 10-K filed on March 31, 1997 is incorporated herein by reference.
(3)   This exhibit is filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     CERULEAN COMPANIES, INC.
                                             Registrant




Date:  May 12, 1997                  By: /s/ Richard D. Shirk
                                         ---------------------------------
                                         Richard D. Shirk, President and
                                         Chief Executive Officer

Date:  May 12, 1997                  By: /s/ John A. Harris
                                         ---------------------------------
                                         John A. Harris, Treasurer