Form 10-Q
period 1997-06-30
CERULEAN COMPANIES INC
filed 1997-08-13
CIK 1009912

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-Q



{x} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                     For the quarterly period ended JUNE 30, 1997

                                               or

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


         YES         X                               NO
               -----------                             ----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class: Class A Convertible Common Stock, no par value, $0.01 stated value. Outstanding as of July 31, 1997 - 351,470 shares

                            CERULEAN COMPANIES, INC.
                                    FORM 10-Q
                                  JUNE 30, 1997

                                      INDEX

                                                                                                                 PAGE
                                                                                                                NUMBER
                                                                                                               --------

PART I.           FINANCIAL INFORMATION

                  Item 1.      Consolidated Financial Statements

                               Consolidated Balance Sheets as of
                                  June 30, 1997 and December 31, 1996                                          Page   3

                               Consolidated Statements of Income for the three months
                                  and six months ended June 30, 1997 and 1996                                  Page   4

                               Consolidated Statements of Cash Flows for the six months
                                  ended June 30, 1997 and 1996                                                 Page   5

                               Notes to Consolidated Financial Statements                                      Page   6

                  Item 2.      Management's Discussion and Analysis of Financial
                               Condition and Results of Operations                                             Page   8

                  Item 3.      Quantitative and Qualitative Disclosure About Market Risk                       Page  11


PART II.          OTHER INFORMATION

                  Item 1.      Legal Proceedings                                                               Page  11

                  Item 2.      Changes in Securities                                                           Page  11

                  Item 3.      Defaults Upon Senior Securities                                                 Page  11

                  Item 4.      Submission of Matters to a Vote of Security Holders                             Page  11

                  Item 5.      Other Information                                                               Page  11

                  Item 6.      Exhibits and Reports on Form 8-K                                                Page  11

                               Signatures                                                                      Page  13



                        PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
                           CERULEAN COMPANIES, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                                                            JUNE 30,      DECEMBER 31,
                                                                                              1997           1996
                                                                                          ------------   ------------
                                                                                           (UNAUDITED)
ASSETS
Investments:
  Fixed maturities:
    Available-for-sale, at fair value (amortized cost: $181,803,504;
    $156,949,004)                                                                         $183,876,356   $157,637,412
  Equity securities, at fair value (cost: $34,923,793; $50,969,299)                         47,207,823     60,104,421
  Short-term investments, at fair value (cost: $22,437,103; $475,000)                       22,437,103        423,788
                                                                                          ------------   ------------
Total investments                                                                          253,521,282    218,165,621

Cash and cash equivalents                                                                   57,029,418     89,024,410
Reimbursable portion of estimated benefit liabilities                                       99,526,300    101,645,300
Accounts receivable                                                                         48,738,794     42,606,134
FEP assets held by agent                                                                    22,715,241     22,715,241
Property and equipment                                                                      31,042,600     31,264,521
Other assets                                                                                13,882,754     11,808,667
                                                                                          ------------   ------------
Total assets                                                                              $526,456,389   $517,229,894
                                                                                          ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Estimated benefit liabilities                                                           $189,574,288   $181,718,093
  Unearned premiums                                                                         11,128,197      8,983,956
  FEP stabilization reserve                                                                 22,715,241     22,715,241
  Accounts payable and accrued expenses                                                     25,958,574     31,519,728
  Payables to other plans                                                                    1,443,052      2,633,307
  Other liabilities                                                                         32,724,479     31,944,999
  Note payable                                                                               3,500,000      3,500,000
                                                                                          ------------   ------------
Total liabilities                                                                          287,043,831    283,015,324
                                                                                          ------------   ------------

Mandatorily redeemable preferred stock:
  Class B Convertible Preferred Stock, no par value; liquidation preference, $1,000 per share; mandatory redemption, $900 per share
     Authorized, issued and outstanding, 49,900 shares                                      46,645,042     46,645,042
                                                                                          ------------   ------------

Shareholders' equity:
  Blank Preferred Stock, no par value
   Authorized and unissued 100,000,000 shares                                                       --             --
  Class A Convertible Common Stock, no par value, $0.01, stated value
   Authorized 50,000,000 shares; issued and outstanding 351,425 and
    350,615 shares, respectively                                                                 3,514          3,506
  Common Stock, no par value
   Authorized and unissued 100,000,000 shares                                                       --             --
  Net unrealized appreciation on securities                                                 11,586,882      7,886,318
  Retained earnings                                                                        181,177,120    179,679,704
                                                                                          ------------   ------------
Total shareholders' equity                                                                 192,767,516    187,569,528
                                                                                          ============   ============
Total liabilities and shareholders' equity                                                $526,456,389   $517,229,894
                                                                                          ============   ============

See accompanying notes.

                           CERULEAN COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                  UNAUDITED


                                                   THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                      1997            1996              1997             1996
                                                 -------------   --------------    -------------    -----------
Revenues:
  Premiums                                       $ 376,313,848    $ 324,748,103    $ 738,928,596   $ 648,753,115
  Investment and other income                        4,362,727        3,323,782        8,008,872       6,521,087
  Realized gains                                     3,871,775          810,643        5,787,022         900,350
                                                 -------------    -------------    -------------   -------------
Total revenues                                     384,548,350      328,882,528      752,724,490     656,174,552
Benefits expense                                   345,260,244      290,013,467      669,044,208     579,051,439
Operating expenses                                  40,524,928       33,894,579       82,198,438      68,347,975
                                                 -------------    -------------    -------------   -------------
Operating income (loss)                             (1,236,822)       4,974,482        1,481,844       8,775,138
Non-operating  income                                        -        1,275,000        1,275,000       1,275,000
                                                 -------------    -------------    -------------   -------------
Income (loss) before income taxes and minority
 interest                                           (1,236,822)       6,249,482        2,756,844      10,050,138
Income tax expense (benefit) (Note 4)                 (517,000)       1,132,000          102,000       1,947,000
Minority interests                                     407,597         (121,140)         339,580        (304,009)
                                                 -------------    -------------    -------------   -------------
Net income (loss)                                $    (312,225)   $   4,996,342    $   2,994,424   $   7,799,129
                                                 =============    =============    =============   =============


See accompanying notes.

                            CERULEAN COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                      1997                    1996
                                                                                  ------------            ------------
OPERATING ACTIVITIES
Net income                                                                        $  2,994,424            $  7,799,129
Adjustments to reconcile net income to net cash provided by (used in)
 operating activities:
  Non-cash and non-operating items:
   Depreciation                                                                      4,752,745               4,410,980
   Amortization                                                                        151,022                 161,137
   Uncollectible receivables                                                          (310,528)              1,109,240
   Gain on sale of investments                                                      (5,787,022)               (900,350)
   Gain loss on sale of property and equipment                                         (58,166)                 14,568
   Non-operating income                                                             (1,275,000)             (1,275,000)
Decrease (increase) in certain assets:
   Reimbursable portion of estimated benefit liabilities                             2,119,000              (3,998,000)
   Accounts receivable                                                              (5,822,132)             (7,058,001)
   Other assets                                                                     (2,958,087)                984,490
Increase (decrease) in certain liabilities:
   Estimated benefit liabilities                                                     7,856,195               7,256,451
   Unearned premiums                                                                 2,144,241                 890,670
   Accounts payable and accrued expenses                                            (5,561,154)              7,302,622
   Payables to other plans                                                          (1,190,255)                156,539
   Other liabilities                                                                  (717,520)             (4,639,337)
   Minority interest in sale of stock by a subsidiary                               (1,225,000)             (1,225,000)
                                                                                  ------------            ------------
Net cash provided by (used in) operating activities                                 (4,887,237)             10,990,138

INVESTING ACTIVITIES
Investments purchased                                                              (88,209,546)            (65,545,875)
Investments sold or matured                                                         63,074,449              34,143,484
Property and equipment purchased                                                    (4,568,409)             (4,252,672)
Property and equipment sold                                                             95,751                 625,189
                                                                                  ------------            ------------
Net cash used in investing activities                                              (29,607,755)            (35,029,874)

FINANCING ACTIVITIES
Proceeds from note payable                                                                   -               1,000,000
Proceeds from the issuance of preferred stock                                                -              46,633,000
Sale of stock by a subsidiary                                                        2,500,000               2,500,000
                                                                                  ------------            ------------
Net cash provided by financing activities                                            2,500,000              50,133,000
                                                                                  ------------            ------------
(Decrease)  increase in cash and cash equivalents                                  (31,994,992)             26,093,264

Cash and cash equivalents at beginning of period                                    89,024,410              49,304,688
                                                                                  ------------            ------------

Cash and cash equivalents at end of period                                        $ 57,029,418            $ 75,397,952
                                                                                  ============            ============

See accompanying notes.

                           CERULEAN COMPANIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1997
                                  UNAUDITED

1. ORGANIZATION

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

Although the Company did not become a holding company for BCBSGA until the Conversion on February 2, 1996, the consolidated results of operations include the historical operations of BCBSGA and its subsidiaries prior to February 2, 1996 and the Company (including BCBSGA and its subsidiaries on a consolidated basis) from the period February 2, 1996 to June 30, 1996 and thereafter.

Effective May 14, 1996, the Company's registration under the Securities Act of 1933 of the public offering of its Class A Convertible Common Stock, no par value (the "Class A Stock") with the Securities and Exchange Commission became effective. The registration of the Class A Stock under section 12(g) of the Exchange Act of 1934 became effective on June 30, 1997. As of July 31, 1997, 351,470 shares of Class A Stock were issued and outstanding. Currently, the Class A Stock is not publicly traded.

2. SIGNIFICANT ACCOUNTING POLICIES

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

ACCOUNTING FOR A SALE OF STOCK BY A SUBSIDIARY

Gains arising from a subsidiary issuing its own stock to a third party are recorded as non-operating income and are presented as a separate line item in the consolidated statements of income.

RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform to the current year presentation.

                           CERULEAN COMPANIES, INC.


3. EARNINGS PER SHARE

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

4. INCOME TAXES

The Company increased the net value of certain long-lived tax assets which will result in an estimated additional tax benefit of approximately $2.1 million in 1997 whereby $1.0 million was recognized during the six months ended June 30, 1997.

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

Although the Company did not become a holding company for BCBSGA until the Conversion on February 2, 1996, the consolidated results of operations include the historical operations of BCBSGA and its subsidiaries prior to February 2, 1996 and the Company (including BCBSGA and its subsidiaries on a consolidated basis) from the period February 2, 1996 to June 30, 1996 and thereafter.

Effective May 14, 1996, the Company's registration under the Securities Act of 1933 of the public offering of its Class A Convertible Common Stock, no par value (the "Class A Stock") with the Securities and Exchange Commission became effective. The registration of the Class A Stock under section 12(g) of the Exchange Act of 1934 became effective on June 30, 1997. As of July 31, 1997, 351,470 shares of Class A Stock were issued and outstanding. Currently, the Class A Stock is not publicly traded.

RESULTS OF OPERATIONS

Three Months Ended June  30, 1997 Compared to Three Months Ended June  30, 1996

Premium revenues increased 16% to $376.3 million for the three months ended June 30, 1997 from $324.7 million for the three months ended June 30, 1996. Premium revenues for indemnity and PPO products increased $5.3 million to $271.0 million for the three months ended June 30, 1997. The Company experienced lower enrollment of 2% on the average in its indemnity and PPO products during the 1997 second quarter compared to the same period in 1996. HMO and POS premiums increased to $101.3 million for the three months ended June 30, 1997 from $56.5 million for the three months ended June 30, 1996. New sales, in-group-growth, and to a lesser extent, migrations from traditional indemnity products into HMO and POS products, continued to drive HMO and POS membership growth to 295,000 members at June 30, 1997 from 174,000 members at June 30, 1996.

Investment and other income increased 31% to $4.4 million for the three months ended June 30, 1997 from $3.3 million for the three months ended June 30, 1996 as a result of growth in the Company's investment portfolio.

Realized gains on the sale of marketable securities increased to $3.9 million for the three months ended June 30, 1997 from $0.8 million for the three months ended June 30, 1996. These results are not necessarily indicative of results to be expected in the future. The magnitude of realized gains in any quarter can fluctuate due to fixed and equity market performance, as well as timing individual sale transactions, which are subject to decisions made by individual investment portfolio managers.

The Company's total loss ratio (benefits expense as a percentage of premium revenues) increased to 91.7% for the three months ended June 30, 1997 from 89.3% for the three months ended June 30, 1996 as the Company experienced increasing medical cost trends and higher utilization in its indemnity and PPO products in all markets, and higher cost trends and utilization in all of its managed care networks. Accordingly, the loss ratio for indemnity and PPO products increased to 93.0% for the second quarter of 1997 from 90.3% for the second quarter of 1996 and the loss ratio for HMO and POS products increased to 89.9% for the second quarter of 1997 from 86.6% for the second quarter of 1996. The Company has observed that many industry competitors are reporting worsening medical cost trends, particularly in HMO products in Georgia and throughout the Southeast.

                           CERULEAN COMPANIES, INC.


Operating expenses increased 20% to $40.5 million for the second quarter of 1997 from $33.9 million for the second quarter of 1996, principally due to growth in the Company's infrastructure necessary to support its Medicare Risk product development and the increased HMO and POS membership base. As a result, the operating expense ratio (operating expenses as a percentage of premium revenues) increased to 10.8% for the three months ended June 30, 1997, from 10.4% for the three months ended June 30, 1996.

Non-operating income of $1.3 million for the three months ended June 30, 1996 related to a gain on the sale of a 5% interest in one of the BCBSGA's community health partnership network joint ventures ("CHPNs") subsidiaries to a third party.

The Company recorded a net tax benefit of $0.5 million for the three months ended June 30, 1997 compared to tax expense of $1.1 million for the three months ended June 30, 1996. The net tax benefit arose from operating losses for the 1997 period combined with a tax benefit related to the increase in 1997 of the net value of certain long-lived tax assets offset by CHPN subsidiary operating losses for which tax benefits are not available to the Company's consolidated tax group.

As a result of the foregoing factors, net loss for the three months ended June 30, 1997 was $0.3 million compared to net income of $5.0 million for the three months ended June 30, 1996.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

Premium revenues increased 14% to $738.9 million for the six months ended June 30, 1997 from $648.8 million for the six months ended June 30, 1996. Premium revenues for indemnity and PPO products increased $7.2 million to $539.3 million for the six months ended June 30, 1997. Enrollment for Indemnity and PPO products decreased 2% as of June 30, 1997 compared to June 30, 1996. HMO and POS premiums increased $81.3 million to $192.5 million for the six months ended June 30, 1997, resulting from a 69% increase in membership. New sales, in-group-growth, and to a lesser extent, migrations from traditional indemnity products into HMO and POS products, continued to drive HMO and POS membership growth to 295,000 members at June 30, 1997 from 174,000 members at June 30, 1996.

Investment and other income increased 23% to $8.0 million for the six months ended June 30, 1997 from $6.5 million for the six months ended June 30, 1996 as a result of growth in the Company's investment portfolio. A $0.4 million expense related to an arbitration award against the Company's health maintenance organization provided an offset to other income in the 1997 period.

Realized gains of $5.8 million on the sale of marketable securities for the six months ended June 30, 1997 were $4.9 million higher than gains realized in the six months ended June 30, 1996. These results are not necessarily indicative of results to be expected in the future. The magnitude of realized gains in any quarter can fluctuate due to fixed and equity market performance, as well as timing of individual sale transactions, which are subject to decisions made by individual investment portfolio managers.

The Company's total loss ratio (benefits expense as a percentage of premium revenues) increased to 90.5% for the six months ended June 30, 1997 from 89.3% for the six months ended June 30, 1996 as the Company experienced increasing medical cost trends and higher utilization in its indemnity and PPO products in all markets, and higher cost trends and utilization in all of its managed care networks. Accordingly, the loss ratio for indemnity and PPO products increased to 91.9% for the 1997 six month period from 90.2% for the same period in 1996 and the loss ratio for HMO and POS products increased to 88.1% for the first six months of 1997 from 86.5% for the 1996 period. The Company has observed that many industry competitors are reporting worsening medical cost trends, particularly in HMO products in Georgia and throughout the Southeast.

Operating expenses increased 20% to $82.2 million for the six months ended June 30, 1997 from $68.3 million for the six months ended June 30, 1996, principally due to growth in the Company's infrastructure necessary to support its Medicare Risk product development and the increased HMO and POS membership base. As a result, the operating expense ratio increased to 11.1% for the six months ended June 30, 1997, from 10.5% for the six months ended June 30, 1996.

On May 23, 1996, a hospital purchased a 5% interest in one of BCBSGA's CHPN subsidiaries. On January 1, 1997, another hospital purchased a 5% interest in the same CHPN subsidiary. These transactions were recorded as non-operating income for the six months ending June 30, 1996 and 1997, respectively.

                           CERULEAN COMPANIES, INC.



In 1997, the Company increased the net value of certain long-lived assets which will provide an estimated additional tax benefit of $2.1 million for 1997 of which $1.0 million was recognized during the six months ended June 30, 1997. Lower earnings in the 1997 period and this additional tax benefit for 1997, offset by CHPN subsidiary operating losses for which tax benefits are not available to the Company's consolidated tax group, resulted in tax expense of $0.1 million for the six months ended June 30, 1997 compared to $1.9 million for the same period a year ago.

As a result of the foregoing factors, net income decreased to $3.0 million for the six months ended June 30, 1997 from $7.8 million for the six months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

The Company has both short-term and long-term liquidity needs and has structured its investment portfolios accordingly. Over $172.6 million of the Company's investment portfolio is held at BCBSGA and is subject to limitations prescribed by Georgia insurance statutes. Short-term liquidity needs to fund its operating costs as well as the payment obligations to its customers are met from funds invested primarily in institutional money market accounts. Assets not required for short-term liquidity needs are invested in the fixed income and equity markets. These investments provide reserves for future payment obligations and funds for long-term liquidity needs. The Company's investment policies are designed to provide liquidity to meet anticipated payment obligations, to preserve capital and to maximize yield in conformity with all regulatory requirements.

Net cash used in operating activities amounted to $4.9 million for the six months ended June 30, 1997 compared to net cash provided by operating activities of $11.0 million for the same period in 1996. This was primarily the result of lower operating earnings in the 1997 six month period and the payment in 1997 of certain obligations incurred in 1996. Because of the nature of the Company's business, the cash flows from operations for interim periods are not necessarily indicative of cash flows from operations expected for the entire year. The Company believes its future cash resources will be adequate to meet its operating requirements.

The Company experienced higher claim payouts during the quarter ended June 30, 1997 compared to the quarter ended June 30, 1996. To maintain its short-term working funds at an appropriate level, approximately $15.0 million of fixed income and equity securities were sold during the second quarter of 1997 and reinvested in short-term securities.

In February 1996, the Company received $46.6 million in connection with its Preferred Stock offering, net of offering costs of $3.3 million.

The Company believes that its long-term capital requirements can be met with a combination of (i) its current resources, including proceeds from the sale of the Preferred Stock, (ii) cash flows from operations and (iii) potential debt or equity offerings.

                           CERULEAN COMPANIES, INC.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required.

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 25, 1997 the Company held the 1997 Annual Meeting of Class A Shareholders. The following item was submitted to vote by the holders of all shares of Class A Common Stock held of record on February 28, 1997.

Election of Class A Designated Directors

                                                                       For          Against     Abstain      Non-vote      Total

Joseph D. Green to serve until the 2000 annual meeting of            174,410         3,185        230        172,710      350,535
shareholders or until a successor is duly elected and qualified

James R. Lientz, Jr. to serve until the 2000 annual meeting of       174,210         3,265        350        172,710      350,535
shareholders or until a successor is duly elected and qualified

Arnold Tenenbaum to serve until the 1998 annual meeting of           174,795         2,950         80        172,710      350,535
shareholders or until a successor is duly elected and qualified


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

--------------
(1) This exhibit to Form S-1, Registration No. 333-2796, filed on March 27, 1996 and subsequent amendments is incorporated herein by reference.

                           CERULEAN COMPANIES, INC.




EXHIBIT
NUMBER                                                               DESCRIPTION
-------                                                              -----------
 2.3                Conversion Order dated December 27, 1995 from Georgia Insurance Commissioner.(1)

 3.1                Articles of Incorporation of Cerulean Companies, Inc.(1)

 3.2                Bylaws of Cerulean Companies, Inc. (1)

 4.1                Stock Escrow Agreement among Cerulean Companies, Inc., Blue Cross and Blue Shield of Georgia, Inc. and
                    SunTrust Bank, Atlanta.(1)

 4.2                Specimen form of Class A Convertible Common Stock certificate.(1)

10.1                Administrative Services Agreement between the State Personnel Board and Blue Cross and Blue Shield of
                    Georgia, Inc., dated July 1, 1994.(1)

10.2                Plaza Lease Capital Plaza Associate ("Landlord") and Blue Cross and Blue Shield of Georgia, Inc. ("Tenant")
                    dated December 23, 1986.(1)

10.3                Executive Compensation Plans and Arrangements.
                           (a) Employment Agreement between Blue Cross and Blue Shield of Georgia, Inc. and
                               Mark Kishel, M.D., dated September 23, 1993.(1)
                           (b) Deferred Compensation Plan.(1)
                           (c) Annual Executive Incentive Plan. (1)
                           (d) Long-Term Incentive Plan. (1)
                           (e) Employment Agreement between Blue Cross and Blue Shield of Georgia, Inc. and Richard D. Shirk
                               dated January 1, 1997.(3)

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

27                  Financial Data Schedule (for SEC use only).

(b) Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended June 30, 1997.




-----------------
(1) This exhibit to Form S-1, Registration No. 333-2796, filed on March 27, 1996 and subsequent amendments is incorporated herein by reference.
(2) This exhibit to Form 10-K filed on March 31, 1997 is incorporated herein by reference.
(3) This exhibit to Form 10-Q filed on May 15, 1997 is incorporated herein by reference.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CERULEAN COMPANIES, INC.
                                                Registrant




Date:          August 11, 1997         By:   /s/Richard D. Shirk
                                             ---------------------------------
                                             Richard D. Shirk, President and
                                             Chief Executive Officer



Date:          August 11, 1997         By:   /s/John A. Harris
                                             ---------------------------------
                                             John A. Harris, Treasurer