Form 10-Q
period 1997-09-30
CERULEAN COMPANIES INC
filed 1997-11-14
CIK 1009912

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-Q



{x} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended         SEPTEMBER 30, 1997
                                       or

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


         YES     X                               NO
              -------                                 -------


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class: Class A Convertible Common Stock, no par value, $0.01 stated value. Outstanding as of October 31, 1997 - 351,535 shares.

                            CERULEAN COMPANIES, INC.
                                    FORM 10-Q
                               SEPTEMBER 30, 1997

                                      INDEX


                                                                                                           PAGE
                                                                                                          NUMBER
                                                                                                          ------

PART I.     FINANCIAL INFORMATION

            Item 1.      Consolidated Financial Statements

                         Consolidated Balance Sheets as of
                            September 30, 1997 and December 31, 1996                                     Page  3

                         Consolidated Statements of Income for the three months
                            and nine months ended September 30, 1997 and 1996                            Page  4

                         Consolidated Statements of Cash Flows for the nine months
                            ended September 30, 1997 and 1996                                            Page  5

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

            Item 1.      Legal Proceedings                                                               Page 11

            Item 2.      Changes in Securities                                                           Page 11

            Item 3.      Defaults Upon Senior Securities                                                 Page 11

            Item 4.      Submission of Matters to a Vote of Security Holders                             Page 11

            Item 5.      Other Information                                                               Page 11

            Item 6.      Exhibits and Reports on Form 8-K                                                Page 12

                         Signatures                                                                      Page 13


                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                            CERULEAN COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                                1997             1996
                                                                            ------------     ------------
                                                                            (UNAUDITED)
ASSETS
Investments:
  Fixed maturities:
    Available-for-sale, at fair value (amortized cost: $201,851,001;
    $156,949,004)                                                           $203,345,907     $157,637,412
  Equity securities, at fair value (cost: $44,281,727; $50,969,299)           56,737,318       60,104,421
  Short-term investments, at fair value (cost: $12,673,083; $475,000)         12,673,083          423,788
                                                                            ------------     ------------
Total investments                                                            272,756,308      218,165,621

Cash and cash equivalents                                                     48,865,617       89,024,410
Reimbursable portion of estimated benefit liabilities                        100,674,300      101,645,300
Accounts receivable                                                           55,121,399       45,110,456
FEP assets held by agent                                                      22,715,241       22,715,241
Property and equipment                                                        31,687,223       31,264,521
Other assets                                                                  17,208,250       11,808,667
                                                                            ------------     ------------
Total assets                                                                $549,028,338     $519,734,216
                                                                            ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Estimated benefit liabilities                                             $199,989,239     $181,718,093
  Unearned premiums                                                            7,715,864        8,983,956
  FEP stabilization reserve                                                   22,715,241       22,715,241
  Accounts payable and accrued expenses                                       30,448,998       31,519,728
  Payables to other plans                                                      1,309,099        2,633,307
  Other liabilities                                                           42,339,953       34,449,321
  Note payable                                                                 3,500,000        3,500,000
                                                                            ------------     ------------
Total liabilities                                                            308,018,394      285,519,646
                                                                            ------------     ------------

Mandatorily redeemable preferred stock:
  Class B Convertible Preferred Stock, no par value; liquidation preference, $1,000 per share; mandatory redemption, $900 per share
     Authorized, issued and outstanding, 49,900 shares                        46,645,042       46,645,042
                                                                            ------------     ------------

Shareholders' equity:
   Blank Preferred Stock, no par value
     Authorized and unissued 100,000,000 shares                                       --               --
   Class A Convertible Common Stock, no par value, $0.01, stated value
     Authorized 50,000,000 shares; issued and outstanding 351,525 and
        350,615 shares, respectively                                               3,515            3,506
   Common Stock, no par value
     Authorized and unissued 100,000,000 shares                                       --               --
   Net unrealized appreciation on securities                                  11,267,497        7,886,318
   Retained earnings                                                         183,093,890      179,679,704
                                                                            ------------     ------------
Total shareholders' equity                                                   194,364,902      187,569,528
                                                                            ------------     ------------
Total liabilities and shareholders' equity                                  $549,028,338     $519,734,216
                                                                            ============     ============

See accompanying notes.

                            CERULEAN COMPANIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED


                                                   THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                                        1997               1996               1997                1996
                                                   -------------      -------------      ---------------      -------------
Revenues:

  Premiums                                         $ 377,349,234      $ 331,291,694      $ 1,116,277,830      $ 980,044,809

  Investment and other income                          4,065,139          3,878,136           12,074,011         10,399,223

  Realized gains                                       5,329,668          1,831,692           11,116,690          2,732,042
                                                   -------------      -------------      ---------------      -------------
Total revenues                                       386,744,041        337,001,522        1,139,468,531        993,176,074

Benefits expense                                     342,465,693        292,608,422        1,011,509,901        871,659,861

Operating expenses, net of expense
  reimbursements of  $15,841,288, $15,519,908,
  $46,038,883 and $43,016,148, respectively           43,117,134         34,483,613          125,315,572        102,831,588
                                                   -------------      -------------      ---------------      -------------
Operating income                                       1,161,214          9,909,487            2,643,058         18,684,625

Non-operating  income                                         --                 --            1,275,000          1,275,000
                                                   -------------      -------------      ---------------      -------------
Income before income taxes and
minority interest                                      1,161,214          9,909,487            3,918,058         19,959,625

Income tax expense (benefit) (Note 4)                 (1,017,000)         1,951,000             (915,000)         3,898,000

Minority interests                                       487,058           (173,080)             826,638           (477,089)
                                                   -------------      -------------      ---------------      -------------
Net income                                         $   2,665,272      $   7,785,407      $     5,659,696      $  15,584,536
                                                   =============      =============      ===============      =============


See accompanying notes.

                            CERULEAN COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                    1997                1996
                                                                -------------      -------------

OPERATING ACTIVITIES
Net income                                                      $   5,659,696      $  15,584,536
Adjustments to reconcile net income to net cash provided
by operating activities:
   Non-cash and non-operating items:
      Depreciation                                                  7,198,286          6,641,666
      Amortization                                                    216,188            241,458
      Uncollectible receivables                                       298,832          1,217,350
      Gain on sale of investments                                 (11,116,690)        (2,732,042)
      (Gain) loss on sale of property and equipment                   (11,098)            60,371
      Non-operating income                                         (1,275,000)        (1,275,000)
Decrease (increase) in certain assets:
      Reimbursable portion of estimated benefit liabilities           971,000           (141,000)
      Accounts receivable                                         (10,309,775)       (12,057,763)
      Other assets                                                 (6,196,583)          (587,671)
Increase (decrease) in certain liabilities:
      Estimated benefit liabilities                                18,271,146          8,245,609
      Unearned premiums                                            (1,268,092)          (137,372)
      Accounts payable and accrued expenses                        (1,070,730)         7,893,938
      Payables to other plans                                      (1,324,208)           673,123
      Other liabilities                                             5,645,131          2,019,134
      Minority interest in sale of stock by a subsidiary           (1,225,000)        (1,225,000)
                                                                -------------      -------------

Net cash provided by operating activities                           4,463,103         24,421,337

INVESTING ACTIVITIES
Investments purchased                                            (159,857,716)      (100,952,562)
Investments sold or matured                                       120,345,710         60,620,598
Property and equipment purchased                                   (7,780,290)        (5,486,967)
Property and equipment sold                                           170,400            754,095
                                                                -------------      -------------

Net cash used in investing activities                             (47,121,896)       (45,064,836)

FINANCING ACTIVITIES
Proceeds from note payable                                                 --          1,500,000
Proceeds from the issuance of preferred stock                              --         46,633,000
S-1 registration costs                                                     --            663,907
Sale of stock by a subsidiary                                       2,500,000          2,500,000
                                                                -------------      -------------

Net cash provided by financing activities                           2,500,000         51,296,907
                                                                -------------      -------------

(Decrease)  increase in cash and cash equivalents                 (40,158,793)        30,653,408

Cash and cash equivalents at beginning of period                   89,024,410         49,304,688
                                                                -------------      -------------

Cash and cash equivalents at end of period                      $  48,865,617      $  79,958,096
                                                                =============      =============


See accompanying notes.

                            CERULEAN COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                    UNAUDITED

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

Although the Company did not become a holding company for BCBSGA until the Conversion on February 2, 1996, the consolidated results of operations include the historical operations of BCBSGA and its subsidiaries prior to February 2, 1996 and the Company (including BCBSGA and its subsidiaries on a consolidated basis) from the period February 2, 1996 to September 30, 1996 and thereafter.

Effective May 14, 1996, the Company's registration under the Securities Act of 1933 of the public offering of its Class A Convertible Common Stock, no par value (the "Class A Stock") with the Securities and Exchange Commission became effective. The registration of the Class A Stock under section 12(g) of the Securities Exchange Act of 1934 became effective on June 30, 1997. As of October 31, 1997, 351,535 shares of Class A Stock were issued and outstanding. Currently, the Class A Stock is not publicly traded.

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

                            CERULEAN COMPANIES, INC.

3. EARNINGS PER SHARE

Earnings per share are omitted because such data are not meaningful at the present time due to likely dilutive events that will occur prior to the conversion of the Class A Convertible Common Stock or the Class B Convertible Preferred Stock. Presently there is no market for the Class A Stock or any equity securities of the Company.

4. INCOME TAXES

The Company increased the net value of certain long-lived assets which will provide an estimated additional tax benefit of $2.1 million in 1997 of which $1.6 million was recognized during the nine months ended September 30, 1997. Additionally, the Company recorded a tax benefit of $1.5 million as the result of a change in estimate in the amount of deferred tax assets for its CHPN subsidiaries that are expected to be realized.

5. CONTINGENCIES

On September 3, 1997, a lawsuit was filed in the Superior Court of Fulton County by nine groups on behalf of themselves and a class putatively composed of all other 501(c)(3) organizations in Georgia seeking, among other things, to invalidate a Georgia statute upon which certain aspects of Cerulean Companies, Inc.'s formation was based. The complaint names Blue Cross and Blue Shield of Georgia, Inc., Cerulean Companies, Inc. and the Commissioner of Insurance of the State of Georgia as defendants. An additional, similar request for declaratory ruling was filed with the Georgia Insurance Department on September 3, 1997. On October 2, 1997, the Georgia Insurance Department denied the plaintiffs' request for declaractory ruling, which decision the plaintiffs have appealed.

The plaintiffs' claims relate to the conversion of BCBSGA from a nonprofit entity to a for-profit entity which occurred as part of a Plan of Conversion submitted to a public hearing November 21, 1995, and approved by the Georgia Commissioner of Insurance in an order dated December 27, 1995. The complaint seeks to have the fair market value of the assets of BCBSGA as of December 27, 1995, including but not limited to the surplus, plus interest from December 27, 1995, placed in a public trust for the use and benefit of a class of nonprofit charitable organizations.

The Company believes that the plaintiffs' claims are without substantive merit and intends to vigorously defend the lawsuit.

6. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 129, Disclosure of Information about Capital Structure, Statement No. 130, Reporting Comprehensive Income and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. Statement No. 129 establishes standards for disclosing information about an entity's capital structure and is effective for periods ending after December 15, 1997. Statement No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. Management of the Company has not determined the effect that these new standards will have on the Company's current financial statements and footnote disclosures.

                            CERULEAN COMPANIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. The Company's actual future results could differ materially from its historical results, depending on, among other factors, changing rates of utilization of medical services by its enrollees, and changing rates of medical service costs.

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

Although the Company did not become a holding company for BCBSGA until the Conversion on February 2, 1996, the consolidated results of operations include the historical operations of BCBSGA and its subsidiaries prior to February 2, 1996 and the Company (including BCBSGA and its subsidiaries on a consolidated basis) from the period February 2, 1996 to September 30, 1996 and thereafter.

Effective May 14, 1996, the Company's registration under the Securities Act of 1933 of the public offering of its Class A Convertible Common Stock, no par value (the "Class A Stock") with the Securities and Exchange Commission became effective. The registration of the Class A Stock under section 12(g) of the Securities Exchange Act of 1934 became effective on June 30, 1997. As of October 31, 1997, 351,535 shares of Class A Stock were issued and outstanding. Currently, the Class A Stock is not publicly traded.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

Premium revenues increased 14% to $377.3 million for the three months ended September 30, 1997 from $331.3 million for the three months ended September 30, 1996. Premium revenues for Indemnity and PPO products increased $4.2 million to $263.9 million for the three months ended September 30, 1997. The Company experienced lower enrollment of 2% on the average in its indemnity and PPO products during the 1997 third quarter compared to the same period in 1996. HMO and POS premiums increased to $109.5 million for the three months ended September 30, 1997 from $68.8 million for the three months ended September 30, 1996. New sales, in-group-growth, and to a lesser extent, migrations from traditional indemnity products into HMO and POS products, continued to drive HMO and POS membership growth to 320,000 members at September 30, 1997 from 209,000 members at September 30, 1996.

Investment and other income increased 5% to $4.1 million for the three months ended September 30, 1997 from $3.9 million for the three months ended September 30, 1996 as a result of growth in the Company's investment portfolio.

Realized gains on the sale of marketable securities increased to $5.3 million for the three months ended September 30, 1997 from $1.8 million for the three months ended September 30, 1996. These results are not necessarily indicative of results to be expected in the future. The magnitude of realized gains in any quarter can fluctuate due to fixed and equity market performance, as well as timing of individual sale transactions, which are subject to decisions made by the Finance Committee of the Company's Board of Directors or by individual investment portfolio managers.

The Company's total loss ratio (benefits expense as a percentage of premium revenues) increased to 90.8% for the three months ended September 30, 1997 from 88.3% for the three months ended September 30, 1996 as the Company experienced increasing medical cost trends and higher utilization in its indemnity and PPO products in all markets, and higher cost trends and utilization in all of its managed care networks. Accordingly, the loss ratio for indemnity and PPO products increased to 91.6% for the third quarter of 1997 from 90.4% for the third quarter of 1996 and the loss ratio for HMO and POS products increased to 90.4% for the third quarter of 1997 from 81.9% for the third quarter of 1996. The loss ratio for HMO and POS products was favorably impacted by risk sharing settlements during the three month period ending September 30, 1996. Excluding the impact of these settlements, the loss ratio for the three months ended September 30, 1996 would be 84.1%.

                            CERULEAN COMPANIES, INC.

Operating expenses increased 25% to $43.1 million for the third quarter of 1997 from $34.5 million for the third quarter of 1996, principally due to growth in the Company's infrastructure necessary to support its Medicare Risk product development, information technology development costs and the increased HMO and POS membership base. As a result, the operating expense ratio (operating expenses as a percentage of premium revenues) increased to 11.4% for the three months ended September 30, 1997, from 10.4% for the three months ended September 30, 1996.

The Company recorded a net tax benefit of $1.0 million for the three months ended September 30, 1997 compared to tax expense of $2.0 million for the three months ended September 30, 1996. The 1997 net tax benefit relates to an increase during 1997 in the net value of certain long-lived tax assets and a change in estimate in the amount of deferred tax assets for its CHPN subsidiaries that are expected to be realized. As a result of the change in estimate in the amount of deferred tax assets for its CHPN subsidiaries, the Company recorded a deferred tax benefit of $1.5 million.

As a result of the foregoing factors, net income for the three months ended September 30, 1997 was $2.7 million compared to net income of $7.8 million for the three months ended September 30, 1996.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

Premium revenues increased 14% to $1,116.3 million for the nine months ended September 30, 1997 from $980.0 million for the nine months ended September 30, 1996. Premium revenues for Indemnity and PPO products increased $11.4 million to $803.2 million for the nine months ended September 30, 1997. Enrollment for Indemnity and PPO products decreased 3% as of September 30, 1997 compared to September 30, 1996. HMO and POS premiums increased $122.1 million to $302.0 million for the nine months ended September 30, 1997, resulting from a 54% increase in membership. New sales, in-group-growth, and to a lesser extent, migrations from traditional indemnity products into HMO and POS products, continued to drive HMO and POS membership growth to 320,000 members at September 30, 1997 from 209,000 members at September 30, 1996.

Investment and other income increased 16% to $12.1 million for the nine months ended September 30, 1997 from $10.4 million for the nine months ended September 30, 1996 as a result of growth in the Company's investment portfolio.

Realized gains of $11.1 million on the sale of marketable securities for the nine months ended September 30, 1997 were $8.4 million higher than gains realized in the nine months ended September 30, 1996. These results are not necessarily indicative of results to be expected in the future. The magnitude of realized gains in any period can fluctuate due to fixed and equity market performance, as well as timing of individual sale transactions, which are subject to decisions made by the Finance Committee of the Company's Board of Directors or by individual investment portfolio managers.

The Company's total loss ratio (benefits expense as a percentage of premium revenues) increased to 90.6% for the nine months ended September 30, 1997 from 88.9% for the nine months ended September 30, 1996 as the Company experienced increasing medical cost trends and higher utilization in its indemnity and PPO products in all markets, and higher cost trends and utilization in all of its managed care networks. Accordingly, the loss ratio for indemnity and PPO products increased to 91.8% for the 1997 nine month period from 90.3% for the same period in 1996 and the loss ratio for HMO and POS products increased to 88.9% for the first nine months of 1997 from 84.7% for the 1996 period. The loss ratio for HMO and POS products was favorably impacted by risk sharing settlements during the nine month period for both years. Excluding the impact of these settlements, the loss ratio for the nine months ended September 30, 1997 and 1996 would be 89.1% and 85.6%, respectively.

Operating expenses increased 22% to $125.3 million for the nine months ended September 30, 1997 from $102.8 million for the nine months ended September 30, 1996, principally due to growth in the Company's infrastructure necessary to support its Medicare Risk product development, information technology development costs and the increased HMO and POS membership base. As a result, the operating expense ratio increased to 11.2% for the nine months ended September 30, 1997, from 10.5% for the nine months ended September 30, 1996.

On May 23, 1996, a hospital purchased a 5% interest in one of BCBSGA's CHPN subsidiaries. On January 1, 1997, another hospital purchased a 5% interest in the same CHPN subsidiary. These transactions were recorded as non-operating income for the nine months ending September 30, 1996 and 1997, respectively.

                            CERULEAN COMPANIES, INC.

In 1997, the Company increased the net value of certain long-lived assets which will provide an estimated additional tax benefit of $2.1 million for 1997 of which $1.6 million was recognized during the nine months ended September 30, 1997. Additionally, the Company recorded a tax benefit of $1.5 million as the result of a change in estimate in the amount of deferred tax assets for its CHPN subsidiaries that are expected to be realized. As a result of the foregoing, the Company recorded a tax benefit of $0.9 million for the nine months ended September 30, 1997 compared to tax expense of $3.9 million for the same period a year ago.

As a result of the foregoing factors, net income decreased to $5.7 million for the nine months ended September 30, 1997 from $15.6 million for the nine months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

The Company has both short-term and long-term liquidity needs and has structured its investment portfolios accordingly. Over $174.2 million of the Company's investment portfolio is held at BCBSGA and is subject to limitations prescribed by Georgia insurance statutes. The Company's short-term liquidity needs to fund its operating costs, as well as the payment obligations to its customers, are met from funds invested primarily in institutional money market accounts. Assets not required for short-term liquidity needs are invested in the fixed income and equity markets. These investments provide reserves for future payment obligations and funds for long-term liquidity needs. The Company's investment policies are designed to provide liquidity to meet anticipated payment obligations, to preserve capital and to maximize yield in conformity with all regulatory requirements.

Net cash provided by operating activities amounted to $4.5 million for the nine months ended September 30, 1997 compared to $24.4 million for the same period in 1996. This was primarily the result of lower operating earnings in the 1997 nine month period and the payment in 1997 of certain obligations incurred in 1996. Because of the nature of the Company's business, the cash flows from operations for interim periods are not necessarily indicative of cash flows from operations expected for the entire year. The Company believes its future cash resources will be adequate to meet its operating requirements.

The Company experienced higher claim payouts during the period ended September 30, 1997 compared to the period ended September 30, 1996. To maintain its short-term working funds at an appropriate level, approximately $15.0 million of fixed income and equity securities were sold during the second quarter of 1997 and reinvested in short-term securities.

In February 1996, the Company received $46.6 million in connection with its Preferred Stock offering, net of offering costs of $3.3 million.

The Company believes that its long-term capital requirements can be met with a combination of (i) its current resources, including proceeds from the sale of the Preferred Stock, (ii) cash flows from operations and (iii) potential debt or equity offerings.

CONTINGENCIES

See the description under the same caption in Note 5 of the Notes to Consolidated Financial Statements, which description is incorporated herein by reference.

YEAR 2000 COMPUTER SOFTWARE MODIFICATION COSTS

All companies that operate on mature computer software programs face the difficult task of how to reprogram or replace their existing systems, which have protocols that address dates in terms of the 20th century (19xx) only. The Company has analyzed its systems and has formulated an action plan to either modify or replace its existing programs. The project's impact on the operating results of the Company is estimated to be $10.0 million over the next 5 years and are expected to be funded through operating cash flows. Modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life.

                            CERULEAN COMPANIES, INC.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required.

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Note 5 to the Consolidated Financial Statements in Part I, Item 1 regarding the lawsuit filed on September 3, 1997 in the Superior Court of Fulton County by nine groups on behalf of themselves and a class putatively composed of all other 501(c)(3) organizations in Georgia is incorporated herein by reference.

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

4.2      Specimen form of Class A Convertible Common Stock certificate.(1)

10.1 Administrative Services Agreement between the State Personnel Board and Blue Cross and Blue Shield of Georgia, Inc., dated July 1, 1994.(1)

10.2 Plaza Lease Capital Plaza Associate ("Landlord") and Blue Cross and Blue Shield of Georgia, Inc. ("Tenant") dated December 23, 1986.(1)

10.3     Executive Compensation Plans and Arrangements.

         (a) Employment Agreement between Blue Cross and Blue Shield of Georgia, Inc. and Mark Kishel, M.D., dated September 23, 1993.(1)
         (b)      Deferred Compensation Plan.(1)
         (c)      Annual Executive Incentive Plan.(1)
         (d)      Long-Term Incentive Plan.(1)
         (e) Employment Agreement between Blue Cross and Blue Shield of Georgia, Inc. and Richard D. Shirk dated January 1, 1997.(2)
         (f)      Performance Unit Plan, effective as of February 2, 1996.*

10.4 $55,000,000 Insolvency Credit Agreement dated as of April 18, 1996 among Blue Cross and Blue Shield of Georgia, Inc., the Banks Listed Herein and Wachovia Bank of Georgia, N.A., as agent.(1)

10.5 $9,000,000 Credit Facility Between Blue Cross and Blue Shield of Georgia, Inc., as Borrower and Wachovia Bank of Georgia, N.A., as Agent, dated December 19, 1996.(3)

27       Financial Data Schedule (for SEC use only).*


(b) Reports on Form 8-K

The Company filed a report on Form 8-K dated September 3, 1997. This filing was made in connection with the lawsuit described in Note 5 to the Consolidated Financial Statements in Part I, Item 1 which is incorporated herein by reference.

----------
*    This exhibit is filed herewith.
1 This exhibit to Form S-1, Registration No. 333-2796, filed on March 27, 1996 and subsequent amendments is incorporated herein by reference.
2 This exhibit to Form 10-Q filed on May 15, 1997 is incorporated herein by reference.
3 This exhibit to Form 10-K filed on March 31, 1997 is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             CERULEAN COMPANIES, INC.
                                                  Registrant




Date: November 11, 1997                      By: /s/ Richard D. Shirk
                                                 ---------------------------
                                                 Richard D. Shirk, President and
                                                 Chief Executive Officer



Date: November 11, 1997                      By: /s/ John A. Harris
                                                 ---------------------------
                                                 John A. Harris, Treasurer