Form 10-K405
period 1997-12-31
CERULEAN COMPANIES INC
filed 1998-03-30
CIK 1009912

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
     FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15 OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER: 333-2796

                            CERULEAN COMPANIES, INC.
             (Exact name of Registrant as specified in its charter)

                GEORGIA                         58-2217138
    (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)       Identification Number)
       3350 PEACHTREE ROAD, N.E.,                 30326
            ATLANTA, GEORGIA                    (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (404) 842-8000

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:
                 CLASS A CONVERTIBLE COMMON STOCK, NO PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Class A Convertible Common Stock and Class B Convertible Preferred Stock (voting stock) held by non-affiliates of the registrant as of March 27, 1998: The Class A Convertible Common Stock and the Class B Convertible Preferred Stock are not traded.

     The number of shares of the registrant's Class A Convertible Common Stock, no par value, $0.01 stated value, outstanding as of February 28, 1998 was 351,550.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Form S-1, Registration No. 333-2796, filed on March 27, 1996 and subsequent amendments are incorporated by reference into Part II -- Items 6 and 7 of this Form 10-K.

     Exhibits to Forms S-1, Registration No. 333-2796, filed on March 27, 1996 and subsequent amendments are incorporated by reference into Part IV -- Item 14 of this Form 10-K.
================================================================================

                            CERULEAN COMPANIES, INC.

                               TABLE OF CONTENTS
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   BUSINESS....................................................    1
Item 2.   PROPERTIES..................................................   13
Item 3.   LEGAL PROCEEDINGS...........................................   13
Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   13
                                  PART II
Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.......................................   14
Item 6.   SELECTED FINANCIAL DATA.....................................   14
Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.................................   16
Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   20
Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE..................................   20
                                  PART III
Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   21
Item 11.  EXECUTIVE COMPENSATION......................................   28
Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT................................................   32
Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   33
                                  PART IV
Item 14.  EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
            SCHEDULES AND REPORTS ON FORM 8-K.........................   34
Signatures............................................................   37

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

     Cerulean Companies, Inc. (the "Company") was incorporated under the laws of the State of Georgia on February 2, 1996 to act as the holding company for Blue Cross and Blue Shield of Georgia, Inc. ("BCBSGA") and its subsidiaries and for other lawful purposes. BCBSGA was established in 1937 and through a series of business combinations and subsidiary operations had, by 1985, the largest health insurance company market share in Georgia. During 1997, BCBSGA made a distribution of its investments in certain subsidiaries, including HMO Georgia, Inc. ("HMO-Ga") and Group Benefits of Georgia, Inc. ("GBG") to the holding company. As of December 31, 1997, BCBSGA and HMO-Ga had 762,000 insurance and administrative service contracts covering or administering benefits for approximately 1.6 million members. This represents more than 21% of the total Georgia population and includes approximately 22% of the over 3.0 million residents of the metropolitan Atlanta area.

THE CONVERSION

     On February 2, 1996, the Company acquired all of the outstanding capital stock of BCBSGA, following BCBSGA's conversion from a not-for-profit corporation to a for-profit corporation, pursuant to a Plan of Conversion approved by the Georgia Commissioner of Insurance (the "Commissioner") on December 27, 1995 (the "Conversion"). In connection with the Conversion, the Company issued 49,900 shares of Class B Convertible Preferred Stock (the "Preferred Stock") to raise $49.9 million in capital. After deducting offering costs, the net proceeds to the Company were $46.6 million.

     As a part of the Conversion, the Company agreed to offer to each of BCBSGA's eligible subscribers five shares of its Class A Convertible Common Stock, no par value (the "Class A Stock"), at no cost. Effective May 14, 1996, the Company's registration under the Securities Act of 1933 of the public offering of its Class A Stock with the Securities and Exchange Commission (the "Commission") became effective. The registration of the Class A Stock under
Section 12(g) of the Securities Exchange Act of 1934 became effective on June 30, 1997. As of February 28, 1998, a total of 70,309 eligible subscribers held 351,550 shares of Class A Stock. Currently, the Class A Stock is not publicly traded.

INDUSTRY OVERVIEW

     According to the Health Care Financing Administration, health care spending in the U.S. rose from $699.5 billion in 1990 to $1,035.1 billion in 1996, an average annual increase of approximately 6.8%. This rate was considerably more than the average annual increase of the Consumer Price Index ("CPI") of approximately 3.1% for the same period. Health care spending accounted for 13.6% of the Gross Domestic Product ("GDP") in 1996, versus approximately 12% in 1990. On an absolute dollar basis, as well as on a percentage of GDP basis, the United States spends more on health care than any other country in the world. Several factors have contributed to the dramatic increase in healthcare expenditures, including the aging of the population, increased use of high-technology treatments and tests, the rising cost of malpractice insurance and higher operating costs for hospitals, physicians and other health care providers. Prior to the development of managed health care, most health insurers offered health care benefit plans known as indemnity, or fee-for-service plans, which do not typically provide incentives to use particular providers for the provision of discounted care or include other cost-containment features.

     Due to the escalating cost of health care services, customers (both groups and individuals) began to demand lower cost alternatives to traditional indemnity insurance plans. Managed health care plans were developed to attempt to provide access to appropriate health care services in an affordable manner. Typically, health maintenance organization (an "HMO") and preferred provider organization (a "PPO") plans develop networks of health care providers to deliver health care at favorable rates while participating in quality initiatives together with utilization management and other cost control measures. An important factor in controlling costs is the number of members (i.e., enrolled health care consumers) that a managed care benefit plan can direct to providers. Under many managed care plans, providers are reimbursed based on either capitation (a fixed monthly fee per member regardless of frequency of use, generally used by HMOs for physicians and ancillary medical services such as laboratory services) or a negotiated per diem (daily rates, generally used for hospitals) or limited fee schedules (generally used for specialty physicians). Managed health care plans also feature a variety of methods of health care utilization management to monitor the type, quantity and setting of services obtained. Utilization management programs are designed to provide incentives to encourage providers to deliver disciplined and cost-effective care. According to a compilation of industry sources, in 1996 the total number of HMO members nationwide grew by an estimated 8.4 million people, to 67.5 million. Since 1990, HMO enrollment has increased by 85%. In 1996, the total number of PPO members grew by an estimated 6 million, to 97.8 million and, since 1990, PPO enrollment has increased by 154%.

     Different types of health care utilization management and cost control methods differentiate managed health care plans. HMOs generally require members to use network providers exclusively, except in emergency cases, and to consult with a primary care physician prior to obtaining treatment from specialists. HMOs generally include capitated payment arrangements with network providers and charge members only modest copayments in addition to regular monthly premiums. A point of service network plan (a "POS") provides members with an HMO service option for network coverage and also permits the member, at the time medical service is required, to choose a provider that is not a member of the HMO network at additional cost. POS plans generally require the use of a primary care physician within the network to coordinate health care services for the members while PPO plans often do not. PPO and POS plans also provide members with the option of using non-network providers under indemnity-type coverage terms which require higher coinsurance payments by members and higher deductibles. These member payments are generally limited to an out-of-pocket maximum. Coinsurance and higher deductible requirements for non-network care in POS and PPO plans are designed to encourage greater utilization of the network care by members, thereby reducing costs. See "BUSINESS -- Business Lines and Products."

GENERAL

     The Company, through its subsidiaries, has the largest health insurance company market share in Georgia, with 762,000 insurance and administrative service contracts covering or administering benefits for approximately 1.6 million members as of December 31, 1997 (including HMO, PPO and POS members). This represents over 21% of the total Georgia population. BCBSGA has one of the State's largest PPO memberships, serving approximately 360,000 members as of December 31, 1997. HMO-Ga, a health maintenance organization which also offers POS products, serves an additional 336,000 members. Greater Georgia Life Insurance Company, Inc. ("GGL"), a subsidiary of BCBSGA and GBG, a subsidiary of the Company, are also part of the consolidated group. GGL offers group life, accident and disability insurance products that are sold in conjunction with the Company's health products. GGL has an "A-" rating from A.M. Best and is licensed to offer its products in Alabama, Georgia, Mississippi, North Carolina, South Carolina and Tennessee. GBG is a general insurance agency that principally sells life, accidental death and dismemberment and disability coverage to complement health insurance products. Additionally, GBG recently developed a managed care workers compensation service to provide medical management services to customers.

     The Company's core business products are its traditional indemnity products and its HMO, POS and PPO products. The Company's current business strategy centers around the belief that development of managed care products, with a strong HMO at the core, represents the most prudent response to current marketplace demands. In areas where there is no managed care, the Company's strategy is to solidify market presence through PPO network expansion, favorable changes in provider reimbursement and benefit design alterations that meet employers' needs.

     The Company offers its traditional indemnity products and its HMO, POS and PPO products exclusively within the boundaries of the State of Georgia. The Company and certain of its subsidiaries are licensed by the Blue Cross Blue Shield Association ("BCBSA") to refer to themselves under the name of Blue Cross and Blue Shield only in the State of Georgia. While there are only limited BCBSA restrictions on the conduct of business by the Company or its subsidiaries outside the State of Georgia under a different name, none of the Company's revenue is currently associated with non-Georgia business.

     BCBSGA and HMO-Ga have a comprehensive quality management program which focuses on assessment, management and methodology for monitoring inpatient and ancillary services. The quality management program monitors, collects data on and evaluates inpatient and outpatient medical care, inclusive of preventive and mental health services, as well as the level of customer service provided to its members by physicians and other medical providers. The Company has a disciplined credentialing function which monitors the recruitment and retention of its provider panels throughout the state. BCBSGA's PPO was the first preferred provider organization in Georgia to receive full accreditation from The Utilization Review Accreditation Commission. Additionally, in 1997, HMO-Ga was awarded a full, three year accreditation by the National Committee for Quality Assurance ("NCQA"). The NCQA is a nationwide organization which evaluates quality assurance programs for HMOs.

     The Georgia marketplace is extremely diverse, ranging from the major metropolitan area of Atlanta, with a 1997 population in excess of 3.0 million, to several mid-sized cities, including Augusta, Columbus, Macon and Savannah, to smaller cities, including Athens, Cartersville, Gainesville and Rome, to very rural areas. The southern half of the State of Georgia is primarily rural and dominated by an agrarian economy.

     The metropolitan Atlanta area has an HMO market penetration of approximately 40%; however, Georgia as a whole currently has penetration of 16%. Based on industry sources, the five states with the highest HMO penetration in the country have market shares ranging from 39% to 47%.

     At present, HMO-Ga is licensed and operational as an HMO in eight markets in Georgia representing more than 5.0 million residents, including Atlanta. HMO-Ga's HMO and POS products are serviced through networks of primary care physicians, specialist physicians and hospitals. Beginning in January 1995, HMO-Ga also began supporting its products through Community Health Partnership Networks ("CHPNs").

ORGANIZATIONAL STRUCTURE

     The Company's primary operating subsidiary, BCBSGA, is organized in a Business Unit, Support Unit and Governance Unit structure. Business Units have responsibility to sell products, at appropriate prices, and to manage the effective delivery of product benefits at acceptable levels. Support Units manage the delivery of administrative services to individual or multiple Business Units within defined cost parameters, while meeting customer service expectations. The Governance Units establish policy, provide direction for BCBSGA and monitor compliance.

     Within the Individual Business Unit, health insurance products are sold to individuals (or individual families) under age 65, or to persons over age 65 who are Medicare eligible. Local Market Business Units offer a full line of health insurance products for employer groups of less than 500 employees. The Major/National Business Unit offers a full line of health products to employer groups with 500 or more covered employees and the National Par Business Unit supports participating plan accounts of Georgia employees of national employers sold through other Blue Cross and Blue Shield plans.

STRATEGIC INITIATIVES

  CHPNs

     As a result of concern with rising health care costs and changing trends in the health care industry, the Company determined to develop its own integrated delivery systems for managed health care products. The Company's CHPNs are the cornerstone of this strategy. The Company believes CHPNs will facilitate the introduction of its HMO and POS products into new markets and address group customer demand for lower cost health care while providing more predictable revenue. CHPNs are locally based equity ventures between the Company and a local physician group and/or hospital, which owns the remaining equity interests in the CHPN. The Company owns at least 51% of the equity interests in each CHPN it has organized and the local physician group and/or hospital owns the remaining equity interest. Clinical services are provided by the physician or hospital partners as well as other providers with which the CHPN maintains contracts and

BCBSGA provides sales, management and administrative services, including information systems and data management services through service contracts with the CHPNs. Premium and fee revenues are received from subscribers by HMO-Ga which retains a flat percentage for administration and as a contribution to surplus. After deduction for premium taxes, the remaining premium revenue is used for payment of medical expenses and for contribution to the CHPN's retained earnings.

     The Company has taken several actions to support the CHPNs, including (i) providing initial and additional capital, (ii) hiring experienced managers to oversee sales, medical network management and financial performance in the local markets, (iii) providing dedicated claims processing and membership services,
(iv) developing a strategic information systems plan that addresses the information requirements, applications needs and systems architecture necessary to support the CHPNs and (v) enhancing medical management activities and continued development of NCQA processes and Health Plan Employer Data and Information Set ("HEDIS") reporting. Atlanta Healthcare Partners, Inc. (which operates in the Atlanta metropolitan area and surrounding counties) was the first CHPN to become operational. At the end of 1997 an additional four CHPNs, jointly owned by the Company and health care providers, have been formed and capitalized, including CHPNs in Augusta, Athens, Macon and Savannah.

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

     The Company believes that the strategies outlined in the SISP will result in more cohesive and efficiently interrelated uses of information technology, both through systems targeted to specific uses and through the use of networks to deploy solutions Company-wide.

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

  Year 2000 Computer Software Modification Costs

     All companies that operate on mature computer software programs face the difficult task of how to reprogram or replace their existing systems, which have protocols that address dates in terms of the 20th century (19xx) only. The Company has analyzed its systems and has formulated an action plan to either modify or replace its existing programs. The Company plans to have all corrective action necessary completed by July 1, 1999. The project's impact on the operating results of the Company is estimated to be in a range of $7 to $10 million over 1997 and 1998 and will be funded through operating cash flows. Modification costs are expensed as incurred. Costs of new software are capitalized and amortized over five years. The Company also conducts business electronically with certain external parties, including suppliers, customers, providers, and financial service organizations. The Company will be contacting external parties with which it interacts to determine Year 2000 compliance issues. Failure to successfully execute the Company's Year 2000 compliance plans or the failure of external parties to achieve their Year 2000 compliance could have a material adverse on the Company's financial position and results of operations.

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

     Various funding arrangements are available for each health benefit product. These arrangements range from fully insured to administrative services only ("ASO/Cost Plus"). For example, under a fully insured indemnity arrangement, BCBSGA assumes the full risk (subject to deductibles and other adjustments) with direct payment by BCBSGA, generally to the provider. In an ASO/Cost Plus indemnity arrangement, BCBSGA administers the health insurance program for its customer and is compensated according to the terms of the contract for its services by a fee in excess of those amounts that are disbursed to providers. The formula for compensation in ASO/Cost Plus arrangements varies from contract to contract, but conceptually in such arrangements BCBSGA receives reimbursement for benefit payments processed and related administrative fees. ASO/Cost Plus funding is generally utilized by employers with at least 500 covered enrollees. Some employers may choose individual member or aggregate reinsurance to protect against catastrophic losses.

     Shown below is certain information on each of the Company's major product lines.

                             PERFORMANCE BY PRODUCT

                                                                                     YEAR ENDED
                                                       AT DECEMBER 31, 1997       DECEMBER 31, 1997
                                                      ----------------------   -----------------------
                                                                                REVENUES
PRODUCT                                               CONTRACTS   MEMBERS(2)     ($000)     LOSS RATIO
-------                                               ---------   ----------   ----------   ----------
Indemnity...........................................   204,463      381,112    $  550,170      91.2%
PPO.................................................   163,535      359,777       527,822      92.3
HMO.................................................   116,608      243,989       310,894      88.7
POS.................................................    43,956       92,018       110,330      88.8
Other...............................................        --           --        14,860      52.6
Other Enrollment(1).................................   233,243      513,134            --        --
                                                       -------    ---------    ----------      ----
All Products........................................   761,805    1,590,030    $1,514,076      90.5%
                                                       =======    =========    ==========      ====

---------------

(1) Includes Administrative Services Only (ASO), Third Party Administrator (TPA) and National Service Only Services.
(2) Actuals for HMO and POS. Estimates for other products.

  HMO and POS

     The Company's HMO product has been offered by HMO-Ga since 1986. From 1986 through 1993, the product did not experience substantial growth. However, in 1993 new management and an increased emphasis on sales of managed care products dramatically increased the market acceptance of HMO-Ga's products. HMO-Ga's HMO and POS products are now the Company's fastest growing products, due, in part, to the Company's CHPN initiatives. At present, HMO-Ga is licensed and operational as an HMO in eight separate markets in Georgia, including Athens, Atlanta, Augusta, Columbus, Gainesville, Macon, Rome and Savannah, representing more than 7.4 million residents. HMO-Ga's HMO and POS products are offered to group subscribers as "Blue Choice Healthcare Plan," which is a prepaid coverage and preventive care product and as

"Blue Choice Option," which is a point-of-service product that allows members to choose between HMO-Ga network providers and out-of-network providers. Premiums are collected on a monthly basis from employers. Some employers allow members to elect, at annual enrollment, whether they wish to be in the "Blue Choice Healthcare Plan" or the "Blue Choice Option."

     Under the Company's HMO product, HMO members select a primary care physician who provides basic medical care for the member pursuant to a contract with HMO-Ga. The primary care physician coordinates all of the medical and health care for each HMO member, including physical examinations, specialist care and hospitalization. Each primary care provider is credentialed and periodically re-credentialed by the Company to maintain physician network standards. The primary care physician coordinates with the member and the Company to promote the delivery of appropriate care in a cost-effective manner. HMO benefit plans require varying copayments for health care services. Coverage for non-emergency hospitalization services requires prior approval by the member's primary care physician and must be provided in network facilities, except for certain specified services and in cases of medical emergency. HMO benefit plans also provide coverage for preventive treatment and wellness programs. Benefits such as dental services, pharmacy services and vision care may be purchased as options to the basic benefit plan with a variety of copayment levels.

     Blue Choice Option members are required to use a primary care physician for basic medical services and pre-certification of specialist services whether performed by network or non-network providers. Network hospitalization is fully covered. Non-network services and services obtained without primary care physician approval are subject to deductibles and significant coinsurance requirements.

  BlueChoice Platinum

     HMO-Ga's application to offer a Medicare risk HMO product in nine counties within the Atlanta metropolitan area was approved by the Health Care Financing Administration in December 1996. This product, "BlueChoice Platinum," became operational in April, 1997 and had 3,900 members as of December 31, 1997. The individual BlueChoice Platinum product has no member premium and includes all traditional Medicare benefits plus preventive services, immunizations, annual vision screening, annual hearing screening and limited outpatient prescription coverage. The core benefits of the group BlueChoice Platinum benefits are those of the BlueChoice Platinum individual product with additional benefits defined by each employer.

  PPO

     The Company's PPO was first introduced in Georgia in the mid-1980's and began being offered as "Blue Choice PPO" in 1995. The Company's PPO is one of the three largest statewide provider networks in Georgia, serving approximately 360,000 members as of December 31, 1997.

     The Company's PPO products are intended to deliver health care benefits at lower premium costs than traditional indemnity products due to benefit design, favorable pricing arrangements with network providers and utilization management and other cost control arrangements with network providers. Typically, 80% to 90% of the cost of covered health care services received by a subscriber through the PPO network is covered by the Company's PPO benefit plans. Non-network services are generally covered at 60% to 70%, subject to higher deductible and coinsurance requirements. Currently, the Atlanta, Athens, Augusta, Columbus and Savannah PPO networks are utilizing a fee schedule for providers rather than the traditional discount from the providers customary charge. The Company anticipates that its other PPO networks will also convert to utilizing a fee schedule rather than a traditional discount from charge, which will further enhance the cost effectiveness of this product.

     Full coverage for covered services is provided after a member has paid a specified annual out-of-pocket maximum (coinsurance). The Company offers a broad range of PPO benefit plans which enables the employer to choose the mix of benefits that is suited to its employees' needs. Higher deductibles, coinsurance and out-of-pocket maximums and other financial incentives encourage subscribers to use network provider services. The Company's PPO also offers preventive health benefit coverage, such as health assessments, immunizations and prenatal visits. Premiums for the Company's PPO product are collected monthly from employers.

  Indemnity

     The Company's traditional indemnity product line includes benefit options for both the individual and group markets through products that reimburse for covered health care services on a fee-for-service basis. Premiums for this product are set annually and collected on a monthly basis. Traditional indemnity products may utilize the statewide networks that the Company has established for physicians, hospitals and pharmacies. The majority of new business opportunities for traditional indemnity group business are in the rural markets where, the Company believes, the flexibility of its indemnity products, in terms of provider access, is an advantage.

     The Company's indemnity products are offered to group subscribers as "New CHIP," the traditional indemnity insurance product with certain managed care features. Indemnity products are offered to individual subscribers as (i) "Flex Plus," a comprehensive major medical product for people under age 65, that provides a full range of benefits related to hospital, surgical, pharmacy and other associated medical expenses with varying deductible and coinsurance options, (ii) "hospital/surgical," a lower cost product than "Flex Plus," which insures only catastrophic non-routine services associated with a more serious medical condition related to a surgical procedure or inpatient hospital stay and which is also offered to people under 65 and (iii) "65 PLUS," a guaranteed issue plan that acts as a supplement to the federally insured Medicare program.

  Life Insurance

     GGL offers group life and disability products to employers of all sizes and is licensed to do business in six states throughout the Southeast although its revenues are derived from business in the State of Georgia. Term life insurance is commonly offered with accidental death and dismemberment ("AD&D") for all groups with less than 100 employees. For larger groups, the life product may be offered with health insurance. In addition to the standard term life and AD&D products, GGL also offers a contributory, voluntary life insurance product as well as a dependent life insurance product. GGL offers a variety of plan designs and coverage amounts. GGL also offers both short and long term disability insurance.

  Ancillary and Specialty Network Benefits

     The Company offers a variety of ancillary and specialty network benefits to enhance the Company's competitive position and is developing other such products. Offering an array of ancillary products and specialty networks permits the Company to capitalize on its name recognition and to appeal to employer groups that are increasingly seeking a variety of benefit options. Currently, these ancillary and specialty network benefits are offered in conjunction with the Company's medical benefit plan designs.

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

MARKETING AND SALES

  General

     The Company's marketing operations vary depending upon the segment at which sales efforts are directed; individuals (i.e., direct pay), small employer groups (defined as groups of two to 99 employees), large employer groups (defined as groups of 100 or more employees) and major national groups (defined as groups of 500 or more employees). The Company's marketing efforts are coordinated by Vice Presidents who serve as local market managers in each of the established local market regions, as well as by an Assistant Vice-President of Major/National Accounts and a Director of Individual Sales. Each of these individuals is supervised by the Executive Vice-President of Market Operations.

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

     The Company believes that a large percentage of profitable marketing opportunities exist in the small group market and it has become more active and competitive in this area. The Company has pioneered cooperative buying programs as an enhancement to its existing distribution channels. These programs are developed with a "market sponsor" and offer an exclusive endorsement of the Company's products and the opportunity for a reduction in sales costs. The Company believes that these cooperative programs provide enhanced product access to small group customers. Cooperative programs are currently active in Albany, Athens, Cartersville, Gainesville and Rome, Georgia.

     The Company has also been highly successful in developing Major and National account business, especially for its HMO and POS products, because of its unique position regarding statewide capabilities.

  Internal Sales and Service Force

     The Company employs an internal sales staff of account executives and group sales representatives to sell and service all of the Company's group product lines. The sales force works with other members of the distribution channel, including independent agents and brokers. They also make direct calls on selected target accounts and work with nationally recognized consulting firms. Each geographic area has a local market manager and a sales manager directly responsible for the results of the unit. In addition, a centralized communications department develops direct mail advertising and promotional material that targets specific audiences for potential distribution of products. Service representatives are assigned specific accounts and work directly with the internal sales force and independent agents and brokers. Service representatives become the principal administrative contact for employers and their benefit managers. Their duties include conducting on-site meetings, providing health data reports and resolving potential service issues.

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

UNDERWRITING

     In determining whether to accept groups and to establish appropriate rates for its plans, the Company uses specific underwriting criteria based on its accumulated actuarial data, with adjustments for factors such as claims experience, member mix and risk characteristic differences, to evaluate anticipated health care costs. The risk selection criteria utilized by the Company employ generally accepted risk characteristics and a flexible underwriting formula to generate new business and renewal rates. Rates and the rating process are monitored monthly with appropriate adjustments made at least quarterly. New business ratings for all groups are applied through the use of an automated proposal system, with rates and risk selection criteria being implemented by field sales personnel. For employer groups with 100 or more employees, all rates are determined by home office underwriting personnel, who utilize the same screening of risk characteristics that is conducted for employer groups of smaller size, but who attempt to blend actual claim experience (utilizing a flexible credibility formula and underwriting intervention) in order to establish an appropriate rate based on the Company's desired competitive position. Rates for groups smaller than 50 are regulated by Georgia law.

CUSTOMERS

     The Company has contracts with certain employer groups that account for a significant portion of the Company's business. For 1997, two employer groups accounted for approximately 19% and 10%, respectively, of the Company's total premium revenues. Additionally, the Company processes and pays claims as fiscal intermediary for the Medicare Part A program and as administrative agent for the State of Georgia Employee Health Benefit Plan and for BCBSA's Out-of-Area Program. In 1997, claim payments for these agency programs exceeded $3.8 billion dollars which are not included in either revenues or benefits expense in the Company's statement of income. The Company receives fees from these federal and state government programs for performing these services. Fees received from these programs are deducted from operating expenses and are not included in premium revenues. The non-renewal or termination of any of the contracts with these employer groups could have a material adverse effect on the Company's business, financial condition and results of operations.

INVESTMENT PORTFOLIO

     The Company's conservative management of the investment process has played an integral role in developing and maintaining its financial strength. Earnings from the investment portfolio have contributed significantly to the profits of the Company. Over the five-year period from January 1, 1993 to December 31, 1997, investment income plus gains realized on sales of investments represented 108% of consolidated pre-tax income. In 1997, such income and gains were $28.6 million compared to consolidated pre-tax income of $0.9 million. The increase in investment income and realized gains on sales of investments in relation to pre-tax income for 1997 is primarily the result of lower earnings due to increased medical expenses during 1997 and increased realized gains on sales of marketable securities.

     Investment discretion of the Company's insurance subsidiaries is limited by the Georgia Insurance Code. The Company has established a two-tiered investment portfolio. Liquidity needs are met through an internally managed investment portfolio (the "Internal Portfolio") which is invested primarily in institutional money market accounts. Those assets not required for liquidity are transferred to external money managers for long term investment in the fixed income and equity markets (the "External Portfolio"). The assets in the External Portfolio are held in custody by banks in Georgia. All bonds in the investment portfolios must have quality ratings of "A" or higher by Moody's Investors Service and Standard & Poor's Ratings Group. The equity investments in the Company's investment portfolios are highly diversified and limited to high quality domestic equity securities. There are no derivative securities or instruments in the Company's investment portfolios. The Board of Directors of each subsidiary reviews and approves investment related activities at least quarterly.

     BCBSGA's investment portfolio represented 68% of the Company's consolidated investment portfolio at December 31, 1997. BCBSGA's Internal Portfolio is managed by management staff, who report to the Treasurer and Chief Financial Officer ("CFO") of BCBSGA who in turn reports to the Treasurer of the Company. BCBSGA's External Portfolio is managed by independent advisory firms and is subject to the review of BCBSGA's CFO. The CFO monitors the performance of BCBSGA's investment managers and compares their performance on a monthly basis to predetermined benchmarks. The Finance Committee of the Board of Directors of the Company formally reviews performance of each investment manager on a quarterly basis. Performance is also calculated quarterly by an outside consultant, Furman Selz LLC, including benchmarking to an extensive group of other professionally managed investment portfolios. The investment process is dynamic and continually reviewed for improvements and refinements.

     Shown below are the Company's consolidated invested assets by category. The following tables should be read in conjunction with the accompanying Consolidated Financial Statements and the related Notes thereto at Item 8 of this Form 10-K.

                            INVESTMENTS BY CATEGORY

                                                                   AS OF                  AS OF
                                                             DECEMBER 31, 1997      DECEMBER 31, 1996
                                                            -------------------    -------------------
                                                                         % OF                   % OF
                                                            CARRYING   CARRYING    CARRYING   CARRYING
                                                             VALUE      VALUE       VALUE      VALUE
                                                            --------   --------    --------   --------
                                                                         ($ IN MILLIONS)
Fixed maturities..........................................   $187.7      66.9%      $157.6      72.2%
Equity securities.........................................     73.1      26.1         60.1      27.6
Short-term investments....................................     19.5       7.0          0.4       0.2
                                                             ------     -----       ------     -----
          Total investments...............................   $280.3     100.0%      $218.1     100.0%
                                                             ======     =====       ======     =====

     The Company's consolidated portfolio is comprised primarily of highly liquid investment securities. The Company's fixed maturities consist of United States Government securities and corporate securities. At December 31, 1997, all of the Company's fixed maturities consisted of instruments bearing fixed, rather than variable, rates of interest. The following summarizes the Company's fixed maturities by category.

                          FIXED MATURITIES BY CATEGORY

                                                                       AS OF
                                                                 DECEMBER 31, 1997
                                                                -------------------
                                                                             % OF
                                                                CARRYING   CARRYING
                                                                 VALUE      VALUE
                                                                --------   --------
                                                                  ($ IN MILLIONS)
U.S. Treasury securities and obligations of U.S. government
  agencies..................................................     $134.4       71.6%
Corporate securities........................................       28.4       15.1
Mortgage-backed securities..................................       24.9       13.3
                                                                 ------     ------
          Total fixed maturities............................     $187.7      100.0%
                                                                 ======     ======

     The following table summarizes the Company's fixed maturities by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without a call or prepayment premium.

                     FIXED MATURITIES BY MATURITY CATEGORY

                                                                       AS OF
                                                                 DECEMBER 31, 1997
                                                                -------------------
                                                                             % OF
                                                                CARRYING   CARRYING
                                                                 VALUE      VALUE
                                                                --------   --------
                                                                  ($ IN MILLIONS)
Due in one year or less.....................................     $ 23.8       12.7%
Due after one year through five years.......................       66.1       35.2
Due after five years through ten years......................       71.0       37.8
Due after ten years.........................................        1.9        1.0
Mortgage-backed securities..................................       24.9       13.3
                                                                 ------     ------
          Total fixed maturities............................     $187.7      100.0%
                                                                 ======     ======

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

     Price competition among benefit plans in the Company's markets, particularly the Atlanta metropolitan area, has intensified. As of October 1997, 85% of the Georgia HMO and POS market was held by the Company and four national competitors, according to public information, of which the Company's share was 22% and the largest competitor's share was 18%. Because the Company's existing business operations are confined to markets within the State of Georgia, the Company currently is unable to subsidize losses in these markets with profits from other markets as national companies can. The Company believes that certain larger, national competitors are able to subsidize losses in the Georgia market with profits from other markets in which they operate and could pursue such a strategy in the Company's markets in an effort to increase market share. The national health care industry has recently seen a consolidation of companies that offer health care insurance, including traditional indemnity and managed care products. In addition to intensifying competition, this consolidation may result in corporations with enhanced financial resources positioned to pursue a strategy of subsidizing losses to increase their market position in Georgia.

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

EMPLOYEES

     The Company had 2,325 employees at December 31, 1997. No Company employees are represented by any union, and the Company believes that its relations with its employees are satisfactory.

GOVERNMENT REGULATIONS

  Holding Company Regulation

     The Company is an insurance holding company and as such is subject to regulation by the Georgia Insurance Department (the "Department"). Georgia regulations require the filing of financial and other information concerning the operations and interrelationships of entities within an insurance holding company system. Such regulations extend to contracts, loans, dividends, distributions, management agreements and other transactions between holding company entities. Certain of these agreements must be submitted to the Department for approval, based on concepts of fair and reasonable terms, reasonable charges and fees, and the condition that following any such related party transaction the insurer's surplus with regard to policyholders shall be reasonable in relation to the insurer's outstanding liabilities and adequate to meet its financial needs.

  Regulation of Insurance Subsidiaries

     BCBSGA, HMO-Ga and GGL are subject to comprehensive regulation. The Department has broad authority to regulate, among other things: licenses to transact the business of insurance; investment activity of insurers; premium rates for certain insurance products; trade practices of insurers; agent licensing; policy forms; insurance underwriting and claims practices; and reserve adequacy and solvency. BCBSGA, HMO-Ga and GGL are required to file detailed annual reports with the Department. BCBSGA, HMO-Ga and GGL's accounts are subject to periodic examination by the Department. The regulation of insurance holding company systems includes the acquisition and sales of licensed entities, payment of dividends by regulated entities, the terms of affiliate transactions and other related matters. HMO-Ga is a licensed HMO under Georgia insurance law. Pursuant to Georgia law, HMOs are considered insurers and, except as specifically provided to the contrary, are regulated by the same provisions that apply with respect to BCBSGA and GGL.

  Change or Acquisition of Control

     Georgia insurance law requires the Commissioner's prior approval of any transaction affecting a change of control of, or other acquisition of, a domestic insurer, or of any person or entity that controls a domestic insurer. In general, a presumption of control exists if any person or entity beneficially owns or controls 10% or more of the voting securities of a domestic insurer or of a person that controls a domestic insurer. Any direct or indirect change in control of a domestic insurer or an entity which controls a domestic insurer, is subject to the approval of the Commissioner, following a public hearing.

  Examinations

     BCBSGA, HMO-Ga and GGL are each subject to examination of their affairs by the Department. The Department conducts triennial examinations of insurance companies domiciled in Georgia. The most recent examination of BCBSGA, HMO-Ga and GGL by the Department was completed during the last quarter of 1995 and covered the period from January 1, 1992 through December 31, 1994. As a result of the most recent examination, no matters were raised by the Department that would have a material impact upon the statutory financial statements of either BCBSGA, HMO-Ga or GGL.

TRADE NAMES, TRADE MARKS, SERVICE MARKS AND LICENSES

     Pursuant to licenses from BCBSA, the Company has the exclusive right to conduct business under the name "Blue Cross and Blue Shield of Georgia" and to use the Blue Cross and Blue Shield names, trademarks and service marks for all of the indemnity and managed health care products and services it offers in all 159 counties in Georgia. The Company believes that the well-recognized Blue Cross and Blue Shield names, trademarks and service marks will continue to provide a significant marketing advantage in its licensed service area, particularly as competitive pressures narrow differences among health care benefit plans. The Company cannot do business using the Blue Cross and Blue Shield names, trademarks and service marks outside of its licensed service area.

ITEM 2.  PROPERTIES

     The Company's corporate headquarters occupies approximately 261,000 square feet of leased space in a 17-story building located in Atlanta, Georgia, and its main claims operations center occupies approximately 176,000 square feet of owned space in a four-story building located in Columbus, Georgia. Both facilities are in desirable and accessible locations. The Company leases space in 25 other buildings in communities throughout Georgia for a variety of corporate purposes. If the current rate of the Company's business growth can be sustained, additional space may be required.

ITEM 3.  LEGAL PROCEEDINGS

     On September 3, 1997, a lawsuit (the "Lawsuit") was filed in the Superior Court of Fulton County by nine groups on behalf of themselves and a class putatively composed of all other 501(c)(3) organizations in Georgia seeking, among other things, to invalidate a Georgia statute upon which certain aspects of Cerulean Companies, Inc.'s formation was based. The complaint names Blue Cross and Blue Shield of Georgia, Inc., Cerulean Companies, Inc. and the Commissioner of Insurance of the State of Georgia as defendants. An additional similar request for declaratory ruling was filed with the Georgia Insurance Department on September 3, 1997.

     The plaintiff's claims relate to the conversion of BCBSGA from a nonprofit entity to a for-profit entity which occurred as part of a Plan of Conversion submitted to a public hearing on November 21, 1995, and approved by the Georgia Commissioner of Insurance in an order dated December 27, 1995. The complaint seeks to have the fair market value of the assets of BCBSGA as of December 27, 1995, including but not limited to the surplus, plus interest from December 27, 1995, placed in a public trust for the use and benefit of a class of nonprofit charitable organizations. On October 2, 1997, the Georgia Insurance Department denied the plaintiffs request for declaratory ruling, which decision the plaintiffs have appealed. On October 13, 1997, the Company and BCBSGA filed a motion to dismiss the Lawsuit. Oral argument was held on January 12, 1998, and the motion remains pending before the court.

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

ELECTION OF CLASS A DESIGNATED DIRECTORS

                                                      FOR      AGAINST   ABSTAIN   NON-VOTE     TOTAL
                                                    --------   -------   -------   ---------   -------
Joseph D. Green to serve until the 2000 annual
  meeting of shareholders or until a successor is
  duly elected and qualified......................   174,410    3,185      230      172,710    350,535
James R. Lientz, Jr. to serve until the 2000
  annual meeting of shareholders or until a
  successor is duly elected and qualified.........   174,210    3,265      350      172,710    350,535
Arnold Tenenbaum to serve until the 1998 annual
  meeting of shareholders or until a successor is
  duly elected and qualified......................   174,795    2,950       80      172,710    350,535

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     As of February 28, 1998, the Company had 70,309 Class A shareholders of record. There is no established public trading market for the Class A Stock. Further, because of restrictions on transfer of the Class A Stock until December 1, 1998, it is not anticipated that a trading market will develop prior to that time. Thereafter, during the period December 1, 1998 through December 2001, any sale of Class A Stock will be subject to the Company's first right of refusal. The Company does not anticipate that any dividends will be paid on Class A Stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The following is Selected Consolidated Financial and Operating Data of BCBSGA, HMO-Ga and all subsidiaries for the periods described therein prior to the Conversion and of the Company for the period following the Conversion. The following data, prepared in accordance with generally accepted accounting principles, should be read in conjunction with the accompanying Consolidated Financial Statements and the related Notes thereto at Item 8 of this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" at Item 7 of this Form 10-K.

                                                          YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------------
                                          1997         1996         1995         1994         1993
                                       ----------   ----------   ----------   ----------   ----------
                                                              ($ IN THOUSANDS)
STATEMENT OF INCOME DATA:
Revenues:
  Premiums...........................  $1,514,076   $1,323,663   $1,159,476   $1,038,397   $  939,671
  Investment and other income........      17,259       14,358       11,980        9,462        8,524
  Realized gains.....................      11,300        4,113       15,265        2,512        4,658
                                       ----------   ----------   ----------   ----------   ----------
     Total revenues..................   1,542,635    1,342,134    1,186,721    1,050,371      952,853
Benefits expense.....................   1,370,962    1,175,740    1,039,095      914,277      832,908
Operating expenses...................     172,060      146,616      126,077      111,012       89,284
                                       ----------   ----------   ----------   ----------   ----------
Operating (loss) income..............        (387)      19,778       21,549       25,082       30,661
Loss on building repurchase..........          --           --           --           --       (7,566)
Non-operating income.................       1,275        1,275           --           --           --
                                       ----------   ----------   ----------   ----------   ----------
Income before taxes, minority
  interests and cumulative effect of
  a change in accounting principle...         888       21,053       21,549       25,082       23,095
Income tax (benefit) expense(1)......      (2,050)       3,159        3,857        5,621        4,796
Minority interests in (earnings)
  losses of joint venture
  investments........................       1,460         (421)        (282)          --           --
                                       ----------   ----------   ----------   ----------   ----------
Income before cumulative effect of a
  change in accounting principle.....       4,398       17,473       17,410       19,461       18,299
Cumulative effect of change in
  accounting for income taxes........          --           --           --           --        5,449
                                       ----------   ----------   ----------   ----------   ----------
Net income...........................  $    4,398   $   17,473   $   17,410   $   19,461   $   23,748
                                       ==========   ==========   ==========   ==========   ==========

---------------

(1) The Company's consolidated tax expense for 1997 calculated under the regular tax system was reduced by available net operating loss carryforwards which subjected the Company to alternative minimum tax. Additional tax benefits were recognized in 1997 resulting in a net tax benefit for the period. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations at item 7 of this Form 10-K.") Income tax expense for years prior to 1997 consisted primarily of federal alternative minimum tax as a result of a deduction available under Section 833(b) of the Internal Revenue Code (see "Management's Discussion and Analysis of Financial Condition and Result of Operations -- Overview at item 7 of this Form 10-K.") If the deduction were no longer available, BCBSGA would be subject to federal income taxes at the regular corporate tax rate, which is currently 35%. See "Certain Federal Income Tax Consequences -- Section 833 of the Code" in the Form S-1, Registration No. 333-2796 filed on March 27, 1996 and subsequent amendments, as incorporated herein by reference.

     Earnings per share are omitted because such data is not meaningful at the present time due to the likely dilutive events that will occur prior to or in conjunction with the conversion of the Class A Stock or the Preferred Stock. Currently there is no public trading market for the Company's Class A Stock or any equity securities of the Company.

                                                            YEAR ENDED DECEMBER 31,
                                        ----------------------------------------------------------------
                                           1997          1996          1995          1994         1993
                                        ----------    ----------    ----------    ----------    --------
                                                                ($ IN THOUSANDS)
OPERATING DATA BY PRODUCT GROUP:
Premium Revenues by Product Group:
  HMO and POS.........................  $  421,224    $  254,229    $  144,662    $   87,532    $ 76,196
  Indemnity and PPO...................   1,077,992     1,058,650     1,006,524       944,156     857,167
  Other...............................      14,860        10,784         8,290         6,709       6,308
                                        ----------    ----------    ----------    ----------    --------
         Total premium revenues.......  $1,514,076    $1,323,663    $1,159,476    $1,038,397    $939,671
                                        ==========    ==========    ==========    ==========    ========
As a Percentage of Premium Revenues:
  HMO and POS.........................        27.8%         19.2%         12.5%          8.4%        8.1%
  Indemnity and PPO...................        71.2          80.0          86.8          90.9        91.2
  Other...............................         1.0           0.8           0.7           0.7         0.7
                                        ----------    ----------    ----------    ----------    --------
         Total premium revenues.......       100.0%        100.0%        100.0%        100.0%      100.0%
                                        ==========    ==========    ==========    ==========    ========
Percentage of Net Income:
  HMO and POS.........................      (106.8)%        28.1%         40.0%          4.9%       (0.9)%
  Indemnity and PPO...................        52.7          57.7          49.5          88.4        92.8
  Other...............................       154.1          14.2          10.5           6.7         8.1
                                        ----------    ----------    ----------    ----------    --------
         Total........................       100.0%        100.0%        100.0%        100.0%      100.0%
                                        ==========    ==========    ==========    ==========    ========
Loss Ratio (Benefits Expense as a
  Percentage of Premium Revenues):
  HMO and POS.........................        88.9%         85.2%         83.7%         89.2%       93.2%
  Indemnity and PPO...................        91.7          90.1          90.7          88.2        88.5
  Other...............................        52.6          53.8          56.5          52.0        46.6
                                        ----------    ----------    ----------    ----------    --------
         Total loss ratio.............        90.5%         88.8%         89.6%         88.0%       88.6%
                                        ==========    ==========    ==========    ==========    ========
Operating Expense Ratio (Operating
  Expenses as a Percentage of Premium
  Revenues)...........................        11.4%         11.1%         10.9%         10.7%        9.5%
                                        ==========    ==========    ==========    ==========    ========
Effective Income Tax Rate(1)..........      (230.9)%        15.0%         17.9%         22.4%       20.8%
BALANCE SHEET DATA (AT PERIOD END):
Cash & investments....................  $  315,323    $  307,190    $  223,994    $  201,976    $177,650
Total assets..........................     553,363       521,338       418,940       408,059     356,241
Total estimated benefit liabilities...     206,412       181,718       175,846       167,895     153,881
Total liabilities.....................     311,681       287,123       245,901       259,389     226,502
Mandatorily redeemable preferred
  stock...............................      46,645        46,645            --            --          --
Common stock..........................           4             4            --            --          --
Shareholders' equity..................     195,037       187,570       173,039       148,670     129,739

---------------

(1) The Company's consolidated tax expense for 1997 calculated under the regular tax system was reduced by available net operating loss carryforwards which subjected the Company to alternative minimum tax. Additional tax benefits were recognized in 1997 resulting in a net tax benefit for the period. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations at item 7 of this Form 10-K.") Income tax expense for years prior to 1997 consisted primarily of federal alternative minimum tax as a result of a deduction available under Section 833(b) of the

    Internal Revenue Code (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview at item 7 of this Form 10-K.") If the deduction were no longer available, BCBSGA would be subject to federal income taxes at the regular corporate tax rate, which is currently 35%. See "Certain Federal Income Tax Consequences -- Section 833 of the Code" in the Form S-1, Registration No. 333-2796 filed on March 27, 1996 and subsequent amendments, as incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto at Item 8 of this Form 10-K. The Company's actual future results could differ materially from its historical results, depending on, among other factors, changing rates of utilization of medical services by its enrollees and changing rates of medical service costs.

OVERVIEW

     The Company was organized on February 2, 1996 to become a holding company for BCBSGA and its subsidiaries upon the Conversion on February 2, 1996. During 1997, BCBSGA made a distribution of its investments in certain subsidiaries, including HMO-Ga and GBG to the holding company. The discussions below relate to the historical operations of BCBSGA, HMO-Ga and all subsidiaries prior to February 2, 1996 and to the Company (including BCBSGA, HMO-Ga and all subsidiaries on a consolidated basis) for the period following the Conversion.

     Historically, substantially all of the Company's premium revenues and net income were derived from its traditional indemnity and PPO business; however, the growth of revenues and earnings in recent years is the result of a strategic shift in focus that began in 1992. As a result of the new strategy, HMO and POS premiums have grown from 6% of total premiums at the end of 1992 to 28% at the end of 1997. HMO and POS membership has grown from 45,000 members at the end of 1992 to over 336,000 members at the end of 1997. The growth in the HMO and POS products is attributable to new sales, in-group-growth and, to a lesser degree, migration of business from other traditional indemnity products offered by the Company. Since 1995 medical services for substantially all of the Company's HMO and POS products sold were provided through its CHPNs.

     Prudent management of the Company's investments has played a significant role in developing and maintaining the Company's financial strength. Investment earnings, including realized gains on sales of investments, have represented an average of over 108% of pre-tax income during the period January 1, 1993 through December 31, 1997.

     Benefits expense consists primarily of health care claims and payments to physicians, hospitals and other health care providers. The Company's profitability largely depends on the ability to accurately predict and effectively manage these health care costs. Accordingly, the Company continues its efforts to improve contractual terms with providers for the delivery of medical services, and effectively manage business mix changes from indemnity and PPO into HMO and POS products.

     The Company's emphasis on managed care products, and the expenses associated with the change in its infrastructure to support managed care products, is reflected in the increase in its operating expense ratio (the ratio of operating expenses divided by premiums), which grew from 9.5% in 1993 to 11.4% in 1997.

     In the State of Georgia, insurers are required to pay a tax on insurance premiums in lieu of a state income tax. Premium taxes are charged to operating expenses as incurred.

     The Company's consolidated tax expense for 1997 calculated under the regular tax system was reduced by available net operating loss carryforwards which subjected the Company to alternative minimum tax. Income tax expense for years prior to 1997 consisted primarily of federal alternative minimum tax as a result of a special deduction available to certain Blue Cross and Blue Shield plans under Section 833(b) of the Internal Revenue Code. If the deduction provided under Section 833(b) were no longer available, the Company would be subject to federal income taxes at the regular corporate tax rate, which is currently 35%.

See "Certain Federal Income Tax Consequences -- Section 833 of the Code" in the Form S-1, Registration No. 333-2796, filed March 27, 1996 and subsequent amendments, as incorporated herein by reference.

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

RESULTS OF OPERATIONS

  1997 Compared to 1996

     Premium revenues for 1997 were $1,514.1 million, an increase of 14% over the premium revenues of $1,323.7 million for 1996. Premium revenues for indemnity and PPO products increased $19.3 million to $1,078.0 million for 1997 from $1,058.7 million for 1996, while enrollment for indemnity and PPO products remained flat. HMO and POS premiums increased to $421.2 million for 1997, up from $254.2 million for 1996, as a result of a 50% increase in membership. New sales, in-group-growth, and to a lesser extent, migrations from traditional indemnity products into HMO and POS products, continued to drive HMO and POS membership growth to 336,000 members at December 31, 1997 from 224,000 members at December 31, 1996. HMO and POS products accounted for 28% of total premiums in 1997, compared to 19% of total premiums in 1996.

     Investment and other income increased 20% to $17.3 million in 1997 from $14.4 million in 1996 principally due to growth in the Company's investment portfolio.

     Realized gains of $11.3 million on the sale of marketable securities for 1997 were $7.2 million higher than gains realized for 1996. These results are not necessarily indicative of results to be expected in the future. The magnitude of realized gains in any period can fluctuate due to fixed income and equity market performance, as well as timing of individual sale transactions, which are subject to decisions made by the Finance Committee of the Company's Board of Directors or by individual investment portfolio managers.

     The Company's total loss ratio (benefits expense as a percentage of premium revenues) increased to 90.5% for 1997 from 88.8% for 1996 as the Company experienced increasing medical cost trends and higher utilization in its indemnity and PPO products in all markets and higher cost trends and utilization in all of its managed care networks. Accordingly, the loss ratio for indemnity and PPO products increased to 91.7% for 1997 from 90.1% for 1996 and the loss ratio for HMO and POS products increased to 88.9% for 1997 from 85.2% for 1996.

     Operating expenses increased 17% to $172.1 million for 1997 from $146.6 million for 1996, principally due to growth in the Company's infrastructure necessary to support its Medicare Risk product development, information technology development costs and the increased HMO and POS membership base. Information technology costs for 1997 included approximately $2.0 million incurred for year 2000 software modification. As a result, the operating expense ratio increased to 11.4% for 1997, from 11.1% for 1996.

     On May 23, 1996, a hospital purchased a 5% interest in one of BCBSGA's CHPN subsidiaries. On January 1, 1997, another hospital purchased a 5% interest in the same CHPN subsidiary. These transactions were recorded as non-operating income for 1997 and 1996, respectively.

     The Company recorded a tax benefit of $2.1 million for 1997 compared to tax expense of $3.2 million in 1996. The net benefit primarily resulted from (1) an increase of $2.1 million in the net value of the Company's long-lived tax assets and a refinement of the related valuation allowance; (2) a $2.1 million net benefit from the difference in book and tax basis for its CHPN investments; (3) utilization of $2.4 million in carryforwards; (4) offset by $4.2 million in CHPN losses that are not expected to generate benefit currently or in the foreseeable future.

     As a result of the foregoing factors, net income decreased to $4.4 million for 1997 compared to net income of $17.5 million in 1996.

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

     New sales, in-group-growth, and to a lesser extent migrations from traditional indemnity products into HMO and POS products continued to drive HMO and POS membership growth to 224,000 members at December 31, 1996 from 132,000 members at December 31, 1995. HMO and POS products accounted for 19% of total premiums in 1996, compared to 13% of total premiums in 1995.

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

     The loss ratio for HMO and POS products was 85.2% for 1996 compared to 83.7% for 1995. The loss ratio for HMO and POS products was unfavorably impacted by higher levels of utilization in non-CHPN markets of 1996 and start-up in CHPN markets with small risk pools of less than 10,000 members. As an offset, risk sharing settlements favorably impacted loss ratios in both years. Excluding the impact of these favorable settlements, the loss ratio for 1996 would be 85.7% compared to 85.0% for 1995. The loss ratio for indemnity and PPO products decreased to 90.1% in 1996 compared to 90.7% in 1995 as the Company realized more favorable loss ratio experience in its traditional indemnity products in the 1996 period. During 1995 the Company had experienced increasing medical cost trends in all markets for its indemnity products which related to the third and fourth quarters of 1994. As a result, an additional $6.2 million was recorded in benefit expenses during 1995, for the prior period. The combination of these factors resulted in a more favorable overall loss ratio of 88.8% in 1996 compared to 89.6% in 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

  Liquidity

     The Company has both short-term and long-term liquidity needs and has structured its investment portfolios accordingly. Over $244.0 million of the Company's investment portfolio is held at its insurance subsidiaries and is invested subject to limitations prescribed by Georgia insurance statutes. Short-term liquidity needs to fund the Company's operating costs, as well as payment obligations to its customers, are met from funds invested primarily in institutional money market accounts. Assets not required for short-term liquidity needs are transferred to a portfolio of investments in the fixed income and equity markets. This portfolio, which provides reserves for future payment obligations and funds for long-term liquidity needs, is managed by several independent advisory firms. The Company's investment policies are designed to provide liquidity to meet anticipated payment obligations, to preserve capital and to maximize yield in conformance with all regulatory requirements.

     At December 31, 1997, cash and investments were $315.3 million or 57% of total assets. The allocation of the Company's external investment portfolio has been consistently maintained with over 67% in fixed maturities, all of which are investment grade, and the balance in equity securities. Corporate and government bonds are in issues with ratings of "A" or better by Moody's Investors Service and Standard & Poor's Rating Group and investments in equity securities are in domestic, dividend paying companies. The Company's portfolio currently does not contain any derivative securities or instruments, or any real estate investments or equity investments in corporations engaged solely in real estate activities. Management believes that the Company's conservative investment portfolio contributes to its financial stability.

     The Company's balance sheet has improved steadily since 1993, with total assets growing to $553.4 million at December 31, 1997, up from $356.2 million at December 31, 1993. A substantial portion of the increase was a result of growth in the Company's cash and investment portfolio as it invested excess cash generated from operating activities and investment earnings.

     The Company has historically satisfied its ordinary cash requirements from operations. Net cash provided by operating activities amounted to $2.2 million for 1997 compared to net cash provided by operating activities of $38.1 million for 1996. This decrease was primarily the result of lower operating earnings in 1997 and the payment in 1997 of certain obligations incurred in 1996. Because of the nature of the Company's business, current cash flows from operations are not necessarily expected to be indicative of future results; however, the Company does believe its future cash resources will be adequate to meet its operating requirements.

     In April 1996, BCBSGA obtained a $55 million insolvency line of credit with a group of banks. The insolvency line of credit may be drawn on solely in the event of any insolvency of BCBSGA to pay authorized insurance policy claims. The insolvency line of credit is designed to satisfy certain membership standards of the BCBSA from which the Company and certain of its subsidiaries have the exclusive license to do business in Georgia under the name "Blue Cross and Blue Shield", and to use the Blue Cross and Blue Shield names, trademarks, and service marks with respect to the Company's indemnity, PPO, HMO, POS and life insurance products. The Company does not anticipate making draws on the insolvency line of credit.

     BCBSGA, HMO-Ga and GGL are domiciled in the state of Georgia and prepare their statutory statements in accordance with accounting principles and practices prescribed by the Georgia Insurance Department. These entities may distribute dividends only out of realized profits (undistributed, accumulated, net earnings since organization). The amount of dividends distributable each year is limited to the greater of the prior year's net income determined on a statutory basis or 10% of prior year statutory surplus. In addition, dividends distributable by BCBSGA are further limited by the Conversion order (approved by the Georgia Commissioner of Insurance on December 27, 1995 related to BCBSGA's conversion to a for-profit corporation). Dividend distributions by BCBSGA, HMO-Ga and GGL above these defined limits require a filing with, and in some cases special approval by, the State of Georgia Insurance Commissioner.

  Capital Resources

     The Company anticipates that the principal elements of its future capital requirements are information technology needs, product development, development of potential medical access points, equity contributions to its CHPN joint ventures and other subsidiaries and strategic acquisitions.

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

     In 1994, BCBSGA entered into a revolving credit loan agreement with a group of banks to finance its community health partnership networks and other related costs. Under terms of the agreement, BCBSGA could borrow up to $25.0 million. In December 1996, BCBSGA reduced the total amount available under the revolving credit agreement to $9.0 million and the margin on LIBOR loans from 0.7% to 0.5%. Interest accrues on amounts advanced at the variable LIBOR rate plus the margin mentioned previously. Borrowings outstanding totaled $3.5 million at December 31, 1997 and 1996. During January 1998, the Company terminated its $9.0 million revolving credit agreement and paid in full the $3.5 million note payable outstanding at December 31, 1997.

     The Company believes that future capital requirements can be met with a combination of (i) the Company's current resources, including proceeds from the sale of the Preferred Stock, (ii) cash flows from operations, (iii) additional borrowings and (iv) potential debt or equity offerings.

  Commitments and Contingencies

     Refer to in Item 3. "Legal Proceedings" of this Form 10-K which description is incorporated herein by reference.

  Year 2000 Computer Software Modification Costs

     Refer to Item 1. "BUSINESS -- Year 2000 Computer Software Modification Costs" of this Form 10-K which description is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements listed in Item 14(a)(1) are included in this Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information as of March 6, 1998 regarding each of the Directors of the Company and the executive officers of the Company or Blue Cross and Blue Shield of Georgia, Inc. Each Director of the Company also serves as a Director of Blue Cross and Blue Shield of Georgia, Inc.

NAME                                      AGE                          TITLE
----                                      ---                          -----
James L. LaBoon, Jr.....................  61    Chairman of the Board of Directors of the Company
                                                and Blue Cross and Blue Shield of Georgia, Inc.
Fred L. Tolbert, Jr.....................  68    Vice Chairman of the Board of Directors of the
                                                Company and Blue Cross and Blue Shield of Georgia,
                                                Inc.
Richard D. Shirk........................  52    Chief Executive Officer, President and Director of
                                                the Company and Blue Cross and Blue Shield of
                                                Georgia, Inc.
James E. Albright.......................  61    Director
William A. Alias, Jr....................  56    Director
Elizabeth W. Camp.......................  46    Director
Edward M. Gillespie.....................  62    Director
Joseph D. Greene........................  57    Director
Mel H. Gregory, Jr......................  61    Director
Frank J. Hanna, III.....................  36    Director
R. Pierce Head, Jr......................  70    Director
James H. Leigh, Jr., M.D. ..............  55    Director
James R. Lientz, Jr.....................  54    Director
Julia L. Mitchell-Ivey..................  65    Director
Arnold M. Tenenbaum.....................  61    Director
W. Jerry Vereen.........................  57    Director
Joe M. Young............................  69    Director
John A. Harris..........................  47    Treasurer of the Company, Executive Vice President
                                                of Finance & Strategic Planning of Blue Cross and
                                                Blue Shield of Georgia, Inc.
Hugh J. Stedman.........................  50    Secretary of the Company, Senior Vice President and
                                                General Counsel of Blue Cross and Blue Shield of
                                                Georgia, Inc.
Raymond J. Colleran.....................  55    Executive Vice President, Market Operations of Blue
                                                Cross and Blue Shield of Georgia, Inc.
Mark Kishel, M.D........................  51    Executive Vice President, Chief Medical Officer of
                                                Blue Cross and Blue Shield of Georgia, Inc.
Richard F. Rivers.......................  44    Executive Vice President, Chief Operating Officer of
                                                Blue Cross and Blue Shield of Georgia, Inc.
Richard A. Steinhausen .................  54    Executive Vice President, Service Operations and
                                                Information Systems of Blue Cross and Blue Shield of
                                                Georgia, Inc.
R. Neil Vannoy..........................  51    Executive Vice President, Community Operations of
                                                Blue Cross and Blue Shield of Georgia, Inc.

     James L. LaBoon, Jr., is the Chairman and President of Athens First Bank and Trust Company, an affiliate of Synovus Financial Corporation, in Athens, Georgia. Prior to joining Athens Bank and Trust, Mr. LaBoon was Vice President of Finance and Chief Financial Officer of Wilkins Industries, Inc. He presently serves as a Director of Athens First Bank and Trust Company, Synovus Mortgage Corp., Athens Y.M.C.A. and Athens Symphony, Inc. Mr. LaBoon has been Chairman of the Board of Directors of

BCBSGA since 1994 and a Director since 1984. He has also served as a Director of the Company since its organization in February 1996 and as its Chairman since March 22, 1996. He is also a member of the Board of Directors of GBG.

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

     Richard D. Shirk joined BCBSGA as President and Chief Executive Officer on April 1, 1992 and has been a Director of BCBSGA since that date. He has been President, Chief Executive Officer and a Director of the Company since its organization in February 1996. Mr. Shirk has been Chairman of GGL since 1992. He is also a Director of HMO-Ga and GBG. Mr. Shirk has more than 25 years of experience in employee benefits and managed care. He was a key senior officer of Equicor in its formation in 1986 serving as President of the Southern Region. When Equicor combined business operations with CIGNA in 1990, Mr. Shirk was named Senior Vice President of the Central Region and coordinated the integration of managed care operations of the companies. Mr. Shirk is a board member of the Georgia Coalition for Health, the National Institute of Health Care Management and the Georgia Caring Program for Children Foundation. He is a board member of Central Atlanta Progress and serves as Chairman of the Georgia U.S.O.C. Steering Committee, as well as on the board of directors of the Georgia Chamber of Commerce and the Board of SSGA Mutual Funds. He is Director of the Buckhead Coalition and Metropolitan Atlanta Chapter of the American Red Cross.

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

     Joseph D. Greene is a professor of Business Administration for the College of Business at Augusta State University in Augusta, Georgia. Before joining Augusta State University, Mr. Greene was employed by

Pilgrim Health and Life Insurance Company, where he retired as Executive Vice President after 32 years of employment with the company. Mr. Greene is past Chairman of the Georgia Board of Regents. He currently serves on the Boards of Directors of McDuffie Bank & Trust of Thomson, the Greater Augusta Community Foundation, Southeastern Technology Center, the National Science Center Discovery, the Minority Business Development Corporation and the University of Georgia Terry College of Business. Mr. Greene has been a Director of BCBSGA since 1993 and a Director of the Company since its organization in February 1996. He is also Vice Chairman of the Board of Directors of HMO-Ga.

     Mel H. Gregory, Jr., is retired, following a 35 year career in executive insurance positions with The Equitable Companies. He held positions as Executive Vice President, Agency Operations; President and Chief Operating Officer, Equitable Variable Life Insurance Company; Chief Executive Officer, Equico Securities; and as a member of The Equitable's Executive Committee. He is a member of the Board of Directors of Stetson University School of Business. Mr. Gregory has been a Director of the Company since its organization in February 1996 and a Director of BCBSGA since 1996. Mr. Gregory is also a Director of GGL.

     Frank J. Hanna, III is, and has been since 1993, the Chief Executive Officer of HBR Capital, Ltd., an investment firm based in Atlanta, Georgia. Mr. Hanna began his career in Atlanta as a corporate attorney with the Atlanta law firm of Troutman Sanders LLP. Mr. Hanna is also extensively involved in education, including serving as a founding member of the Board of Directors of the Archbishop Donnellan School and as a Director of Pinecrest Academy. Mr. Hanna is also a Director of Outsourcing Solutions, Inc. Mr. Hanna is a graduate of the University of Georgia and the University of Georgia School of Law. Mr. Hanna became a director of the Company and BCBSGA in February 1996.

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

     James R. Lientz, Jr., is President of NationsBank, N.A. Mid-South Banking Group. Prior to joining NationsBank, he was President and CEO of C&S National Bank of South Carolina, a predecessor of NationsBank. Mr. Lientz is a member of the Board of Directors of Georgia Power Company. He is a trustee of the Rhodes College, the Lovett School, the Georgia Research Alliance, Georgia State University Foundation and the Community Foundation of Metropolitan Atlanta. He serves as Chairman of the Georgia Chamber of Commerce and the Georgia Council on Economic Education. He is also a member of the Executive Committee of the Metropolitan Atlanta Chamber of Commerce.

     Julia L. Mitchell-Ivey is a consultant and former Vice President and Assistant Corporate Secretary at First Union National Bank of Georgia. Previously, she held various positions at Decatur Federal Savings and Loan Association including Corporate Treasurer, Corporate Secretary and Division Vice President. Ms. Mitchell-Ivey is a past Chairperson of the Board of Directors of Metropolitan Atlanta Rapid Transit Authority (MARTA) and Chairperson of the Board of Directors of Private Colleges and Universities Authority and a member of the Board of Directors of the Y.W.C.A. and the DeKalb Chamber of Commerce. She has been a Director of BCBSGA since 1980 and a Director of the Company since its organization in February 1996. She is Chairperson of the Board of Directors of HMO-Ga.

     Arnold M. Tenenbaum is President of Chatham Steel Corporation. He is a member of the Boards of Directors of the Georgia Lottery Commission, First Union National Bank of Savannah, First Union Bank of Georgia, Savannah Electric & Power Company. Mr. Tenenbaum is a past President of the Telfair Academy of Arts & Sciences, the chair-elect of Steel Service Center Institute and past Chairman of the Georgia Chamber of Commerce.

     W. Jerry Vereen is President and Chief Executive Officer of Riverside Manufacturing Company in Moultrie, Georgia and is acting Chairman of the Board of Directors of Riverside Manufacturing Company and all of its subsidiary corporations. Mr. Vereen serves on the Boards of Directors of Georgia Power Company, Georgia Chamber of Commerce, Gerber Scientific, Inc., American Apparel Manufacturers Association, and the Textile Clothing Technological Corporation, and is an Advisory Director of NationsBank of Georgia, National Association Southern Region. He is also a member of the Board of Governor's Development Council. He has been a Director of BCBSGA since 1993 and a Director of the Company since its organization in February 1996.

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

     John A. Harris has served as BCBSGA's Executive Vice-President, Finance and Strategic Planning since January 1993. He has served as Treasurer of the Company since its organization in February 1996. Prior to joining BCBSGA, he worked in the health care industry for 10 years, primarily in managed care companies, but also with multi-line carriers. His positions included Chief Financial Officer, Western Market Group, for the Employee Benefits Division of Lincoln National, Assistant Corporate Controller for Financial Planning, Reporting and Analysis for Equicor, President, VIP Health Plan (an IPA model HMO in California), and Vice-President, Finance for CIGNA Health Plans for Southern California.

     Hugh J. Stedman currently serves as Secretary of the Company and Senior Vice President and General Counsel to BCBSGA. Mr. Stedman has been Counsel to BCBSGA since 1985. Mr. Stedman obtained his J.D. from Rutgers University and is admitted to practice law in Georgia and Pennsylvania. Prior to joining BCBSGA, Mr. Stedman was Associate Counsel and Director of Investor and Public Relations for Healthdyne, Inc., a manufacturer of medical devices and supplier of home-health services. His entire legal career has been specialized within the health care service, equipment and financing industry. Mr. Stedman is a member of the American, Georgia and Cobb County Bar Associations, the Cobb County Chamber of Commerce and the National Health Lawyers' Association.

     Raymond J. Colleran joined BCBSGA in February 1993, as BCBSGA's Executive Vice President, Market Operations. Prior to February 1993, Mr. Colleran held a number of key management positions with Equitable Life, Equicor and CIGNA. These positions included Regional Financial Officer and Regional Account Vice President with Equitable Life, Vice President in Charge of Sales and Accounts for Equicor, President of the East Central Region for Equicor, and most recently, Senior Vice President in Charge of Sales for the East Central Region for CIGNA. Mr. Colleran is an active member of the Blue Cross and Blue Shield Association National Labor Office Board and the Buckhead Chamber of Commerce Executive Committee.

     Mark Kishel, M.D., has been Executive Vice President and Chief Medical Officer of BCBSGA since October 1993. Prior to joining BCBSGA, he developed staff, group and IPA model HMOs, as well as PPOs, for major carriers and other managed care organizations including Travelers, Lincoln National and Health America. His management experience includes capitated Medicaid, managed workers compensation, POS and HMO networks. Dr. Kishel has developed quality management and utilization management programs for various start-up companies and consulted in physician hospital organizations and university-sponsored health plan development. As a practicing pediatrician and family physician for 11 years, Dr. Kishel assisted in the development of a model primary care system that addressed the needs of the indigent and uninsured in Arizona. He is a Director of the Atlanta Boys and Girls Clubs, Inc.

     Richard F. Rivers joined BCBSGA as Executive Vice President and Chief Operating Officer in September 1997. Prior to joining BCBSGA, Mr. Rivers worked for Prudential Insurance Company for 22 years. Most recently, he was Senior Vice President of Health Plan Operations with Prudential Healthcare and was responsible for the operations of 32 local health plans nationwide. Prior to this, he was President of South Central Operations and had full responsibility for operations in ten states.

     Richard A. Steinhausen joined BCBSGA in August 1995 as Executive Vice President, Service Operations and Information Systems. Mr. Steinhausen has more than 30 years of health care industry experience. Most recently, he served as Vice President Employee Benefits Division of Washington National. Previously, he was a Senior Vice President of Equicor and President of its National Benefits Sector. He also served as a Regional Vice President, Claims for Equitable Life Assurance Society.

     R. Neil Vannoy joined BCBSGA as Senior Vice President of Public Affairs and Product Development in July 1992. In 1994, he was appointed Executive Vice President of Community Operations of BCBSGA and is responsible for community healthcare partnership developments, government programs and corporate marketing communications. Prior to joining BCBSGA, Mr. Vannoy served in management positions with Prudential Insurance Company for 16 years, including Vice President, Group Corporate at Prudential's New Jersey headquarters, Vice President in charge of the company's Southern Group Operations, Vice President of Florida Group Operations and Vice President of Group Marketing and Sales at the New York City group office. Mr. Vannoy is a member of the Boards of Directors of the Georgia Business Forum on Health, the Georgia Caring Program for Children Foundation and the Community Health Partnerships in Atlanta, Athens, Augusta, Macon, Rome and Savannah. He serves on the Professional Advisory Council of Mission New Hope in Atlanta, supported the development of the Georgia Coalition for Health as a member of the steering committee, serves on the technical advisory committee of the Georgia Health Policy Center and is co-chair of the Research Demonstration Committee of the Atlanta Regional Commission's Health Collaborative. Mr. Vannoy holds a Chartered Life Underwriter designation.

INFORMATION REGARDING THE BOARD OF DIRECTORS

     The Company's Articles of Incorporation provide that the Board of Directors shall consist of not more than 21 members with the actual number of Directors to be fixed from time to time by the Board of Directors. The Board of Directors of the Company has currently fixed the number of directors at 17. The Articles of Incorporation provide for the classification of the Company's directors into three classes, with each class containing approximately the same number of Directors and the term of one class expiring each year. At each Annual Meeting of Shareholders, the Directors of one class are elected by the shareholders entitled to vote thereon, to hold office for a term of 3 years and provides that such Directors serve until their successors are elected and qualified. Set forth below is the name of each Director, the class in which he or she serves and the year in which his or her current term expires.

  Class One -- Term Expires at the 1999 Annual Meeting of Shareholders

         James E. Albright
         Elizabeth W. Camp(1)
         Mel H. Gregory, Jr.
         James L. LaBoon, Jr.
         James H. Leigh, Jr., M.D.
         Julia L. Mitchell-Ivey

  Class Two -- Term Expires at the 2000 Annual Meeting of Shareholders

         Edward M. Gillespie
         Joseph D. Greene, CLU(1)
         James R. Lientz, Jr.(1)
         W. Jerry Vereen
         Joe M. Young(2)

  Class Three -- Term Expires at the 1998 Annual Meeting of Shareholders

         William A. Alias, Jr.(2)
         Frank J. Hanna, III(2)
         R. Pierce Head, Jr.(3)
         Richard D. Shirk(2)
         Arnold M. Tenenbaum(1)
         Fred L. Tolbert, Jr.(2)
---------------

(1) Ms. Camp and Messrs. Green, Lientz and Tenenbaum are Class A Designated Directors.
(2) Messrs. Hanna and Young are Preferred Designated Directors. At the 1998 Annual Meeting of Preferred Shareholders, Mr. Hanna will be a candidate for re-election as a Class Three, Preferred Designated Director; in addition, pursuant to a shareholders' agreement, the Preferred Shareholders are expected to re-elect Messrs. Alias, Shirk and Tolbert as Class Three Directors.
(3) According to the retirement policy set forth in the Company's bylaws, this Director will retire effective at the conclusion of the annual meeting in 1998.

     Under the Articles of Incorporation, so long as shares of Preferred Stock are issued, outstanding and entitled to vote and no shares of the Company's Common Stock, no par value (the "Common Stock"), are outstanding, the holders of outstanding shares of Class A Stock, voting separately as a single class (with each share being entitled to one vote) and to the exclusion of all other classes and series of capital stock of the Company, are entitled to elect two Directors to each of the Company's three Classes of Directors ("Class A Designated Directors"), for a total of six of the total number of members of the Board of Directors following the third annual election. Prior to the Special Meeting of Class A Stockholders held on December 18, 1996 (the "Special Meeting"), a special nominating committee composed of two Continuing Directors (as defined below) and the two Preferred Designated Directors (as defined below) nominated the two Class A Designated Directors to be voted on by all of the holders of the Class A Stock at the Special Meeting. At the Special Meeting, Joseph D. Greene was elected as a Class A Designated Director to serve as a Class Two Director until the 1998 Annual Meeting and Elizabeth W. Camp was elected as a Class A Designated Director to serve as a Class One Director until the 1999 Annual Meeting.

     On March 4, 1997 a special nominating committee composed of two Continuing Directors and Ms. Camp and Mr. Greene, the then current Class A Designated Directors, nominated Mr. Greene and James R. Lientz as Class A Designated Directors to serve as Class Two Directors until the 2000 Annual Meeting or until their successors are duly elected and qualified and Arnold Tenebaum as a Class A Designated Director to serve as a Class Three Director until the 1998 Annual Meeting to be voted on by all of the holders of the Class A Stock at the Annual Meeting of shareholders held on April 25, 1997. The three nominees were elected as Class A Designated Directors at the 1997 Annual Meeting. Prior to the third Class A Shareholders' Meeting at which Class A Designated Directors are to be elected, a special nominating committee composed of two Continuing Directors and the then current Class A Designated Directors will nominate two Class A Designated Directors to serve as Class Three Directors until the 2001 Annual Meeting and one Class A Designated Director to serve as a Class One Director until the 1999 Annual Meeting to be voted on by all of the holders of the Class A Stock. Thereafter, at each annual meeting until the Class A Stock is converted to Common Stock as provided in the Articles of Incorporation, a special nominating committee composed of the six Class A Designated Directors will nominate, and the holders of the Class A Stock will be entitled to elect, two Class A Designated Directors each year to replace the Class A Designated Directors whose terms expire during such year.

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

                  SECTION 16(A) OF THE SECURITIES EXCHANGE ACT
                         BENEFICIAL OWNERSHIP REPORTING

     Section 16(a) of the Securities Exchange Act of 1934, as amended, and regulations of the Commission thereunder require the Company's executive officers and Directors and persons who own more than ten percent of the Company's Class A Stock, if any, as well as certain affiliates of such persons, to file initial reports of ownership and reports of changes in ownership with the Commission. Executive officers, Directors and persons owning more than ten percent of the Company's Class A Stock are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such reports received by it and written representations from the reporting persons that no other reports were required for those persons, to the Company's knowledge, during and with respect to the fiscal year ended December 31, 1997, all filing requirements applicable to its executive officers and Directors were complied with in a timely manner. To the Company's knowledge, there is no person that owns more than ten percent of the Company's Class A Stock.

ITEM 11.  EXECUTIVE COMPENSATION

  General

     The following table presents certain information concerning annual compensation paid or accrued and long-term compensation paid by the Company for services rendered in all capacities during the last three fiscal years, for the Chief Executive Officer and four most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 (collectively, the "Named Executive Officers").

                      TABLE 1: SUMMARY COMPENSATION TABLE

                                                                                   LONG-TERM
                                                   ANNUAL COMPENSATION            COMPENSATION
                                          -------------------------------------   ------------
                                                                   OTHER ANNUAL       LTIP        ALL OTHER
                                          SALARY ($)   BONUS ($)   COMPENSATION     PAYOUTS      COMPENSATION
NAME AND PRINCIPAL POSITION        YEAR      (1)          (2)         ($)(3)         ($)(4)         ($)(5)
---------------------------        ----   ----------   ---------   ------------     -------      ------------
Richard D. Shirk.................  1997    $481,250    $     --      $    --        $281,437        $4,030
  Chief Executive Officer,         1996     425,000     278,000           --         432,225         5,878
  President and Director of the    1995     425,000          --       54,002              --         5,087
  Company and BCBSGA

John A. Harris...................  1997     225,750          --           --          89,967         3,202
  Treasurer of the Company,        1996     195,000      88,011           --          67,392         3,185
  Executive Vice President,        1995     187,500          --           --          53,625         2,803
  Finance and Strategic
  Planning of BCBSGA

Raymond J. Colleran..............  1997     207,750          --           --          82,883         3,202
  Executive Vice President,        1996     195,000      81,081           --          67,392         3,836
  Market Operation of              1995     194,250          --           --          87,360         4,909
  BCBSGA

Mark Kishel, M.D.................  1997     208,750          --           --          89,967         3,238
  Executive Vice President         1996     205,000      88,100           --          70,848         3,507
  and Chief Medical Officer of     1995     203,750          --           --          91,000         3,130
  BCBSGA

R. Neil Vannoy...................  1997     204,750          --           --          82,883         1,612
  Executive Vice President,        1996     195,000      81,081           --          67,392         1,181
  Community Operations of          1995     192,750          --           --          84,630           801
  BCBSGA

---------------

(1) Includes amounts deferred at the election of the officers pursuant to the Company's 401(k) Retirement Savings Program and other deferred compensation plans.
(2) Threshold financial performance criteria pursuant to the Annual Incentive Program was not achieved for 1997 or 1995; no bonuses were earned for those periods.
(3) Perquisites for Named Executive Officers were less than 10% of their total salary for all periods presented. Perquisites paid to Mr. Shirk in 1995 include $26,054 paid for vacation earned in prior years as part of a 1995 change in vacation policy for all employees.
(4) Includes payments in 1997 to the Named Executive Officers for long-term incentive payments for the 1994-1996 performance period, in 1996 for long-term incentive payments for the 1993-1995 performance period and in 1995 for long-term incentive payments for the 1992-1994 performance period, except for Mr. Shirk whose payment for the 1992-1994 performance period was deferred by the Compensation Committee until 1996.
(5) Reflects contributions to the 401(k) Retirement Savings Program in 1997 and 1996, respectively of $2,500 and $2,375 for Mr. Shirk, Mr. Harris, Mr. Colleran and Dr. Kishel and $910 in 1997 for Mr.

    Vannoy and premium payments on group term life insurance in 1997 and 1996, respectively: Mr. Shirk, $1,530 and $3,503; Mr. Harris, $702 and $810; Mr. Colleran, $702 and $1,461; Dr. Kishel, $738 and $810 and Mr. Vannoy $701 and $1181.

       Long-Term Incentive Compensation

     Prior to fiscal year 1997, BCBSGA maintained a Long-Term Incentive Plan ("LTIP"). The LTIP was designed to reward participants for their contributions to the successful achievement of specific financial (60%), market share (20%) and customer service (20%) goals based on the Company's long-term business strategy. Goals were established for three-year performance periods. The LTIP had minimum threshold, target and maximum performance levels. Participants were required to be employed by one of the Company's subsidiaries on the last day of the performance period. Prior to 1997, long-term incentive award opportunities had been established for two performance cycles, the 1994-1996 performance period and the 1995-1997 performance period. The Compensation Committee makes the final award determination related to the achievement of the defined goals for each performance period. Named Executive Officers received payouts for the 1994-1996 performance cycle which are reflected in the Summary Compensation Table. Minimum threshold levels for financial performance were not exceeded for the 1995-1997 cycle. No payouts to Named Executive Officers were due for this performance period.

     Additionally, the Named Executive Officers also participated in a supplemental salary make-up plan for the 1996-1997 performance period. Under this plan adopted in 1996, the Named Executive Officers did not receive salary increases for 1996 (three years for the CEO beginning in 1995) to recover from the financial performance criteria not achieved in 1995 and to accelerate pay progress of non-executive associates. No cash awards were due to the Named Executive Officers under this plan since target financial performance was not achieved for the 1997 period.

     The Company has a Performance Unit Plan (the "PUP") that is designed to reward key executives for creating and increasing the value of the Company. The Compensation Committee of the Board of Directors of the Company is responsible for the administration and governance of the PUP including identification of participants and granting of units. The award payable to a participant under the PUP will be equal to the increase in unit value (calculated as of the end of the measurement period) multiplied by the number of units granted. However, performance hurdles must be surpassed before any award is payable under the PUP. If the growth in Company value over the measurement period is less than the performance hurdle, the award will be zero. Payouts under the PUP will be calculated upon the occurrence of a market/liquidity event as defined in the plan. Prior to the time the Company's Common Stock is listed or traded on a recognized U.S. exchange, the Board of Directors will determine when a market/liquidity event occurs that creates a definite value of the Company and results in liquidity. The initial measurement period began on February 2, 1996. At the end of 1997, the growth in Company value did not exceed the specified performance hurdle for the period, therefore, units granted under the PUP did not have any assigned value. The units granted under this plan were 140,000 to Mr. Shirk and 30,000 each to Mr. Harris, Mr. Colleran, Dr. Kishel and Mr. Vannoy.

  Retirement Plan

     Table 3 reflects the estimated annual lifetime benefits calculated on a straight-line annuity basis and payable under the terms of the Non-Contributing Retirement Program for Certain Employees of Blue Cross and Blue Shield of Georgia (the "Retirement Plan"), as currently in effect, to persons in specified compensation and years of service classifications upon retirement at age 65. Benefit amounts as reflected in the table are after reductions for a portion of Social Security benefits. The years of service, as of December 31, 1997, credited for retirement benefits for the Named Executive Officers are Mr. Shirk, 5 3/4 years; Dr. Kishel, 4 1/4 years; Mr. Colleran, 4 11/12 years; Mr. Harris, 5 years; and Mr. Vannoy, 5 5/12 years. The compensation covered by the Retirement Plan generally includes the base rate of annual earnings and annual incentive payments actually paid to a participant by BCBSGA up to $150,000, the maximum amount of compensation that may be recognized under qualified pension plans; for each Named Executive Officer, the compensation in the Summary Compensation Table exceeds this maximum amount.

                          TABLE 2: PENSION PLAN TABLE

5 YEAR                                                                YEARS OF SERVICE
AVERAGE                                                     -------------------------------------
EARNINGS                                                      15        20        25        30
--------                                                    -------   -------   -------   -------
$100,000..................................................  $33,756   $45,012   $56,268   $64,512
 150,000..................................................   41,268    55,008    68,772    82,512

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

     BCBSGA makes contributions to the Retirement Plan to fund the benefits which accrue thereunder. Annual contribution amounts are determined actuarially. Participant contributions are not permitted. The amounts shown in the Summary Compensation Table above do not include BCBSGA's contributions in connection with the Retirement Plan for the Named Executive Officers. Such amounts are not and cannot be readily separated or individually calculated. BCBSGA made a contribution of $3.4 million to the Retirement Plan for the plan year ended December 31, 1997.

     The Retirement Plan is administered by the Blue Cross and Blue Shield Association. Bankers Trust Company serves as Trustee to the Retirement Plan.

  Supplemental Retirement Benefits

     The Company maintains a Supplemental Executive Retirement Plan in which the Named Executive Officers participate. Provisions under the plan include a vesting requirement of five years and attainment of age 55 and a normal retirement age of 65. A participant whose employment is terminated within one year following a change in control (as defined in the plan) for reasons other than death or disability will have a fully vested right to receive all benefits accrued under the plan as of the date of termination if the Company terminates his employment without just cause or the participant terminates with good reason. Benefits are based upon final average pay with two years service credit for each year worked capped at 30 years of service. Benefits are not to exceed 60% of final average pay with offsets for qualified retirement, restoration plan and social security benefits.

     The Company also maintains an Executive Benefit Restoration Plan in which the named Executive Officers participate. The plan provides benefits to participants whose benefits under the Retirement Plan are restricted by the limitations described in Internal Revenue Code Sections 401(a)(17) and 415. Provisions under the plan include a vesting requirement of five years and attainment of age 55 and a normal retirement age of 65. A participant whose employment is terminated within one year following a change in control (as defined in the plan) for reasons other than death or disability will have a fully vested right to receive all benefits accrued under the plan as of the date of termination if the Company terminates his employment without just cause or the participant terminates with good reason. The benefit payable is equal to the difference between (a) the benefit the participant would be entitled to under the Retirement Plan, calculated without regard to the compensation limits in effect under the Code and (b) the sum of the benefit payable under the Retirement Plan and any non-qualified defined benefit plan sponsored by another Blue Cross/Blue Shield employer that relates to a period of service for which credit is given under the plan.

     The Company has agreed to provide Mr. Shirk supplemental retirement benefits based on average earnings multiplied by a retirement factor. Under this arrangement, Mr. Shirk could receive retirement benefits of up to 65% of his final average earnings (base salary and bonus) for retirement at or after age 60 offset by Social Security benefits and benefits payable under the Retirement Plan. If Mr. Shirk's employment is terminated at any time following a change in control (as defined in the agreement) for any reason other than a voluntary termination without good reason, Mr. Shirk will be entitled to an annual benefit, commencing as soon as practicable following his termination, equal to the greater of (a) the benefit payable under the plan applicable to his age at termination or (b) 60 percent of his final average earnings, with no reduction for early commencement.

     Supplemental benefits accrued at the end of 1997 were $245,410 for Mr. Shirk; $28,042 for Mr. Harris; $26,580 for Mr. Colleran; $28,050 for Dr. Kishel; and $35,176 for Mr. Vannoy.

  401(k) Retirement Savings Program

     The 401(k) Retirement Savings Program (the "Savings Program") is sponsored by BCBSGA. The Savings Program is a tax-deferred savings plan designed to help participants build long-term savings for the future. Generally, all employees are eligible to participate after they complete 30 days of service and have attained age 21. A participant may contribute to the Savings Program on a before-tax basis from 1% to 15% of pay up to the maximum dollar contribution amount ($9,500 in 1997). The employer will match $0.50 for every dollar the participant contributes up to $500 (maximum $250). For the remaining contribution, the employer will add $0.25 for each dollar the participant contributes up to $2,125 for a total employer match of $2,375. Participants become 25% vested in all employer matching contributions after two years, 50% vested after three years, 75% vested after four years, and 100% vested once they complete five years of service. Lump sum distributions generally may be made from the Savings Program upon termination of employment or attainment of age
59 1/2. Participants may also obtain a hardship withdrawal or borrow money from their account. All contributions to the Savings Program and investment earnings are held in trust for the exclusive benefit of participants and their beneficiaries. The name of the trust is The National 401(k) Master Trust. The trustee is INVESCO Trust Company.

  Deferred Compensation Plans

     The Company offers certain Directors and employees the opportunity to defer income pursuant to the Company's "Deferred Compensation Plan for Select Management." Qualified Directors and employees may elect to defer payment of all or any portion of such person's compensation during any year for a period of three years or more. At the election of the qualified Director or employee, such deferred compensation may be paid in a lump sum or in monthly installments over a period from 5 to 20 years. Approximately 51 Directors and employees participate in these arrangements and become general creditors of the Company thereunder. The Company's total obligation to these participants, which is unsecured, was approximately $3.7 million as of December 31, 1997.

DIRECTORS COMPENSATION

     Non-employee Directors each receive aggregate annual retainers of $20,000 for service on the Boards of the Company and BCBSGA plus meeting fees for attendance at Board and Committee meetings of the Company and of BCBSGA. The Chairman, the Vice Chairman and each Committee Chairman receive additional aggregate retainers of $10,000, $5,000 and $3,000, respectively. Each non-employee Director receives $500 for attendance at Board Meetings, $500 for attendance at Committee meetings and $250 for participation in telephone meetings for each of the two companies. Each non-employee Director may defer his or her Director fees pursuant to certain of the Company's non-qualified, deferred compensation plans. Directors also are reimbursed for reasonable expenses incurred in connection with the performance of their duties.

COMPENSATION COMMITTEE

     The Compensation Committee is comprised of Directors Vereen (Chair), Gillespie, Gregory, Hanna and Tolbert (Messrs. Gillespie and Gregory were new members of the Committee in 1997). Mr. LaBoon sits with the Committee ex officio. The Committee meets quarterly. The Compensation Committee sets the compensation for the Chief Executive Officer and the other Named Executive Officers at a meeting early in each fiscal year after reviewing, in each case, the performance targets established for the prior year in comparison to the prior year's actual performance. At this meeting the Committee also sets performance targets for the new fiscal year as well as any targets for additional compensation plans pursuant to which the Chief Executive Officer and the other Named Executive Officers may earn compensation with respect to that fiscal year and sets annual salaries in accordance with the same considerations. None of the members of the Compensation Committee is or has ever been an officer or employee of the Company. There were no interlocking relationships between any executive officers of the Company and any entity whose Directors or executive officers served on the Company's Compensation Committee. None of the members of the Compensation Committee engaged in transactions or had relationships requiring disclosure under Item 404 of Regulation S-K in the fiscal year ended December 31, 1997.

EXECUTIVE OR OTHER SEVERANCE AGREEMENTS

     BCBSGA is a party to an Employment Agreement dated January 1, 1997 with Richard D. Shirk, President and Chief Executive Officer. This agreement contemplates an ever-renewing 24-month term, and, in the event of his involuntary termination, including a termination resulting from a change in control (as defined in the agreement), a 24-month continuation of salary and certain other benefits. Additionally, Dr. Kishel is a party to a letter agreement which, under certain limited termination circumstances, provides for a twelve-month salary continuation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Currently, no shares of Common Stock are outstanding or beneficially owned by any person and no shares of Blank Preferred Stock are outstanding or beneficially owned by any person.

     As of February 28, 1998, a total of 70,309 eligible subscribers held 351,550 shares of Class A Stock, all of which were outstanding. No directors or officers of the Company or of BCBSGA beneficially own any shares of capital stock of the Company except Frank J. Hanna, III. Georgia Strategic Healthcare, LLC owns 40,000 (approximately 80%) of the Preferred Stock outstanding. Frank J. Hanna, III, Frank J. Hanna, Jr. and David Hanna share voting and dispositive power with regard to all of the shares of Preferred Stock owned by Georgia Strategic Healthcare, LLC. Frank J. Hanna, III, is, therefore, deemed to be the indirect beneficial owner of the 40,000 shares held by Georgia Strategic Healthcare, LLC. (The address of Georgia Strategic Healthcare, LLC is Suite 1750, Two Ravinia Drive, Atlanta, Georgia 30346.)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Annual Report on Form 10-K.

     1. The following financial statements are incorporated by reference into
Part II, Item 8 of this Form 10-K:

         Report of Independent Auditors
         Consolidated Balance Sheets -- December 31, 1997 and 1996
         Consolidated Statements of Income -- Years Ended December 31, 1997, 1996 and 1995
         Consolidated Statements of Shareholders' Equity -- Years Ended December 31, 1997, 1996
         and 1995
         Consolidated Statements of Cash Flows -- Years Ended December 31, 1997, 1996 and 1995
         Notes to Consolidated Financial Statements

     2. Financial Statement Schedules

         Schedule II -- Condensed Financial Information of Registrant
         Schedule V -- Valuation and Qualifying Accounts

     All other schedules are omitted because they are not applicable, not required or the information is included elsewhere in the Financial Statements or Notes thereto.

     The financial statement schedules follow the signature page.

     3. Exhibits

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
   2.1   --   Blue Cross and Blue Shield of Georgia, Inc. Plan of
              Conversion, filed with the Insurance Department of the State of Georgia, October 30, 1995.(1)
   2.2   --   Form A Statement regarding the Acquisition of Control of or
              Merger with a Domestic Insurer filed with respect to Blue
              Cross and Blue Shield of Georgia, Inc. by Cerulean
              Companies, Inc. on October 30, 1995, as amended and
              supplemented.(1)
   2.3   --   Conversion Order dated December 27, 1995 from Georgia
              Insurance Commissioner.(1)
   3.1   --   Articles of Incorporation of Cerulean Companies, Inc.(1)
   3.2   --   Bylaws of Cerulean Companies, Inc.(1)
   4.1   --   Stock Escrow Agreement among Cerulean Companies, Inc., Blue
              Cross and Blue Shield of Georgia, Inc. and SunTrust Bank,
              Atlanta.(1)
   4.2   --   Specimen form of Class A Convertible Common Stock
              certificate.(1)
  10.1   --   Administrative Services Agreement between the State
              Personnel Board and Blue Cross and Blue Shield of Georgia,
              Inc., dated July 1, 1994.(1)
  10.2   --   Plaza Lease Capital Plaza Associate ("Landlord") and Blue
              Cross and Blue Shield of Georgia, Inc. ("Tenant") dated
              December 23, 1986.(1)
  10.3   --   Executive Compensation Plans and Arrangements.(1)
              (a) Employment Agreement between Blue Cross and Blue Shield of Georgia, Inc. and Mark Kishel, M.D., dated September 23,
                  1993.(1)
              (b) Deferred Compensation Plan.(1)
              (c) Annual Executive Incentive Plan.(1)
              (d) Long-Term Incentive Plan.(1)
              (e) Employment Agreement between Blue Cross and Blue Shield of Georgia, Inc. and Richard D. Shirk dated January 1,
                  1997.(2)
              (f) Performance Unit Plan, effective February 2, 1996.(3)
              (g) Agreement for Supplemental Executive Retirement Benefits
                  Between Blue Cross and Blue Shield of Georgia, Inc. and
                  Richard D. Shirk dated December 1, 1996.(*)
              (h) Blue Cross and Blue Shield of Georgia, Inc. Supplemental
                  Executive Retirement Plan effective July 1, 1996.(*)
              (i) Blue Cross and Blue Shield of Georgia, Inc. Executive
                  Benefit Restoration Plan effective July 1, 1996.(*)
  10.4   --   $55,000,000 Insolvency Credit Agreement dated as of April
              18, 1996 among Blue Cross and Blue Shield of Georgia, Inc.
              the Banks Listed Herein and Wachovia Bank of Georgia, N.A.,
              as agent.(1)
  10.5   --   $9,000,000 Credit Facility Between Blue Cross and Blue
              Shield of Georgia, Inc., as Borrower and Wachovia Bank of
              Georgia, N.A., as Agent, dated December 19, 1996.(4)
    21   --   Subsidiaries of the registrant.(1)

     (b) Reports on Form 8-K

     The Company filed a report on Form 8-K dated September 3, 1997. This filing was made in connection with the lawsuit described in Item 3. LEGAL PROCEEDINGS which is incorporated herein by reference.
---------------

(*) This exhibit is filed herewith.
(1) This exhibit to Form S-1, Registration No. 333-2796, filed on March 27, 1996 and subsequent amendments is incorporated herein by reference.
(2) This exhibit to Form 10-Q filed on May 15, 1997 is incorporated herein by reference.
(3) This exhibit to Form 10-Q filed on November 14, 1997 is incorporated herein by reference.

(4) This exhibit to Form 10-K filed on March 31, 1997 is incorporated herein by reference.

     (c) Exhibits

     The following additional exhibit is being filed concurrently with this report.

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
  27    --   Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Atlanta, State of Georgia, on March 27, 1998.

                                          CERULEAN COMPANIES, INC.
                                          (Registrant)

                                          By:     /s/ RICHARD D. SHIRK
                                            ------------------------------------
                                                      Richard D. Shirk
                                                         President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities indicated on March 27, 1998.

                      SIGNATURE                                      TITLE
                      ---------                                      -----

/s/ RICHARD D. SHIRK                                     President
-----------------------------------------------------      (Principal Executive
      Richard D. Shirk                                     Officer)
                                                           and Director

/s/ JOHN A. HARRIS                                       Treasurer
-----------------------------------------------------      (Principal Financial and
      John A. Harris                                       Accounting Officer)

/s/ JAMES E. ALBRIGHT                                    Director
-----------------------------------------------------
      James E. Albright

/s/ WILLIAM A. ALIAS, JR.                                Director
-----------------------------------------------------
      William A. Alias, Jr.

/s/ ELIZABETH W. CAMP                                    Director
-----------------------------------------------------
      Elizabeth W. Camp

/s/ EDWARD M. GILLESPIE                                  Director
-----------------------------------------------------
      Edward M. Gillespie

/s/ JOSEPH D. GREENE                                     Director
-----------------------------------------------------
      Joseph D. Greene

/s/ MEL H. GREGORY, JR.                                  Director
-----------------------------------------------------
      Mel H. Gregory, Jr.

/s/ FRANK J. HANNA, III                                  Director
-----------------------------------------------------
      Frank J. Hanna, III

/s/ R. PIERCE HEAD, JR.                                  Director
-----------------------------------------------------
      R. Pierce Head, Jr.

/s/ JAMES L. LABOON, JR.                                 Director
-----------------------------------------------------
      James L. LaBoon, Jr.

                      SIGNATURE                                      TITLE
                      ---------                                      -----

/s/ JAMES H. LEIGH, JR., M.D.                            Director
-----------------------------------------------------
      James H. Leigh, Jr., M.D.

/s/ JAMES R. LIENTZ, JR.                                 Director
-----------------------------------------------------
      James R. Lientz, Jr.

/s/ JULIA L. MITCHELL-IVEY                               Director
-----------------------------------------------------
      Julia L. Mitchell-Ivey

/s/ ARNOLD M. TENENBAUM                                  Director
-----------------------------------------------------
      Arnold M. Tenenbaum

/s/ FRED L. TOLBERT, JR.                                 Director
-----------------------------------------------------
      Fred L. Tolbert, Jr.

/s/ W. JERRY VEREEN                                      Director
-----------------------------------------------------
      W. Jerry Vereen

/s/ JOE M. YOUNG                                         Director
-----------------------------------------------------
      Joe M. Young

                                                                     SCHEDULE II

                     CERULEAN COMPANIES, INC. (PARENT ONLY)

                            CONDENSED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1997           1996
                                                              ------------   ------------
                                         ASSETS
Investment in subsidiaries..................................  $202,553,748   $190,837,779
Investments in available-for-sale securities................    27,881,234             --
Cash and cash equivalents...................................     8,892,626     44,851,119
Accrued interest and other assets...........................     4,306,645        243,533
                                                              ------------   ------------
          Total assets......................................  $243,634,253   $235,932,431
                                                              ============   ============

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued expenses.....................  $  1,951,423   $  1,716,861
                                                              ------------   ------------
          Total liabilities.................................     1,951,423      1,716,861
Mandatorily redeemable preferred stock:
  Class B Convertible Preferred Stock, no par value.
     Authorized, issued and outstanding, 49,900 shares at
     December 31, 1997 and 1996; aggregate liquidation
     preference, $49,900,000; aggregate mandatory redemption
     $44,910,000............................................    46,646,042     46,646,042
                                                              ------------   ------------
Shareholders' equity:
  Blank Preferred Stock, no par value. Authorized and
     unissued 100,000,000 shares............................            --             --
  Class A Convertible Common Stock, no par value, $0.01
     stated value. Authorized 50,000,000 shares; issued and
     outstanding 351,545 and 350,615 shares at December 31,
     1997 and 1996, respectively............................         3,515          3,506
  Common Stock, no par value. Authorized and unissued
     1,000,000,000 shares...................................            --             --
  Net unrealized appreciation on securities.................    13,949,895      7,886,318
  Retained earnings.........................................   181,083,378    179,679,704
                                                              ------------   ------------
          Total shareholders' equity........................   195,036,788    187,569,528
                                                              ------------   ------------
          Total liabilities and shareholders' equity........  $243,634,253   $235,932,431
                                                              ============   ============

                     CERULEAN COMPANIES, INC. (PARENT ONLY)

                         CONDENSED STATEMENTS OF INCOME

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                                 1997          1996
                                                              -----------   -----------
Investment income...........................................  $ 2,531,695   $ 2,281,204
Realized gains..............................................          155            --
Operating expenses..........................................    1,752,533       429,214
                                                              -----------   -----------
Income before income taxes..................................      779,317     1,851,990
Income taxes................................................   (3,395,000)      719,000
                                                              -----------   -----------
Income before equity in earnings of subsidiaries............    4,174,317     1,132,990
Equity in earnings of subsidiaries..........................      223,366    16,340,410
                                                              -----------   -----------
Net income..................................................  $ 4,397,683   $17,473,400
                                                              ===========   ===========

                     CERULEAN COMPANIES, INC. (PARENT ONLY)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                                  1997           1996
                                                              ------------   ------------
OPERATING ACTIVITIES
Net income..................................................  $  4,397,683   $ 17,473,400
Adjustments to reconcile net income to cash provided by
  operating activities:
  Items that did not provide (use) cash:
     Equity in earnings of subsidiaries.....................      (223,366)   (16,340,410)
     Accretion..............................................           (22)       (15,391)
     Gain on sale of investments............................          (155)            --
     Increase in accrued interest and other assets..........    (4,057,591)      (243,533)
     Increase in accounts payable and accrued expenses......       234,562      1,716,861
                                                              ------------   ------------
          Net cash provided by operating activities.........       351,111      2,590,927
INVESTING ACTIVITIES
  Investments purchased.....................................   (63,580,809)   (11,385,609)
  Investment in subsidiaries................................    (5,420,000)            --
  Investments sold or matured...............................    35,685,205     11,400,000
                                                              ------------   ------------
          Net cash (used in) provided by investing
             activities.....................................   (33,315,604)        14,391
FINANCING ACTIVITIES
Proceeds from issuance of preferred stock...................            --     46,646,042
Dividends paid and declared.................................    (2,994,000)    (2,727,867)
S-1 registration costs......................................            --     (1,672,374)
                                                              ------------   ------------
          Net cash (used in) provided by financing
             activities.....................................    (2,994,000)    42,245,801
                                                              ------------   ------------
(Decrease) increase in cash and cash equivalents............   (35,958,493)    44,851,119
Cash and cash equivalents at beginning of year..............    44,851,119             --
                                                              ------------   ------------
Cash and cash equivalents at end of year....................  $  8,892,626   $ 44,851,119
                                                              ============   ============

                                                                      SCHEDULE V

                            CERULEAN COMPANIES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                              BALANCE AT    CHARGED TO                    BALANCE
                                               BEGINNING     COSTS AND                    AT END
DESCRIPTION                                     OF YEAR      EXPENSES     DEDUCTIONS      OF YEAR
-----------                                   -----------   -----------   -----------   -----------
Deferred Tax Asset Valuation Allowance
  1997......................................  $58,011,000   $10,169,000   $(6,030,000)  $62,150,000
                                              ===========   ===========   ===========   ===========
  1996......................................  $29,805,000   $29,325,000   $(1,119,000)  $58,011,000
                                              ===========   ===========   ===========   ===========
  1995......................................  $30,573,000   $ 2,410,000   $(3,178,000)  $29,805,000
                                              ===========   ===========   ===========   ===========

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

                            CERULEAN COMPANIES, INC.
                        Commission file number: 333-2796

                       CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 1997, 1996 and 1995
                      With Report of Independent Auditors

                            CERULEAN COMPANIES, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                    CONTENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   F-2

Audited Consolidated Financial Statements

Consolidated Balance Sheets.................................   F-3
Consolidated Statements of Income...........................   F-4
Consolidated Statements of Shareholders' Equity.............   F-5
Consolidated Statements of Cash Flows.......................   F-6
Notes to Consolidated Financial Statements..................   F-7

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Cerulean Companies, Inc.

     We have audited the accompanying consolidated balance sheets of Cerulean Companies, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cerulean Companies, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                          /s/  ERNST & YOUNG LLP

February 6, 1998
Atlanta, Georgia

                            CERULEAN COMPANIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1997           1996
                                                              ------------   ------------
                                         ASSETS
Investments (Note 3):
  Fixed maturities:
  Available-for-sale, at fair value (amortized cost:
     $185,037,630; $156,949,004)............................  $187,662,551   $157,637,412
  Equity securities, at fair value (cost: $58,348,840;
     $50,969,299)...........................................    73,102,814     60,104,421
  Short-term investments, at fair value (cost: $19,555,875;
     $475,000)..............................................    19,555,875        423,788
                                                              ------------   ------------
          Total investments.................................   280,321,240    218,165,621
Cash and cash equivalents...................................    35,001,855     89,024,410
Reimbursable portion of estimated benefit liabilities.......   100,109,036    101,645,300
Accounts receivable (Note 4)................................    59,624,899     46,679,498
FEP assets held by agent....................................    25,553,200     22,715,241
Property and equipment (Note 5).............................    33,735,541     31,264,521
Other assets................................................    19,017,199     11,808,667
                                                              ------------   ------------
          Total assets......................................  $553,362,970   $521,303,258
                                                              ============   ============

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Estimated benefit liabilities (Note 8)....................  $206,412,040   $181,718,093
  Unearned premiums.........................................     8,301,197      8,983,956
  FEP stabilization reserve.................................    25,553,200     22,715,241
  Accounts payable and accrued expenses.....................    31,210,088     31,519,728
  Payables to other plans...................................     1,068,051      2,633,307
  Other liabilities.........................................    35,636,564     36,018,363
  Note payable (Note 6).....................................     3,500,000      3,500,000
                                                              ------------   ------------
          Total liabilities.................................   311,681,140    287,088,688
                                                              ------------   ------------
Mandatorily redeemable preferred stock:
  Class B Convertible Preferred Stock, no par value.
  Authorized, issued and outstanding, 49,900 shares at
     December 31, 1997 and 1996; aggregate liquidation
     preference $49,900,000; aggregate mandatory redemption,
     $44,910,000 (Note 9)...................................    46,645,042     46,645,042
                                                              ------------   ------------
Shareholders' equity:
  Blank Preferred Stock, no par value.
  Authorized and unissued 100,000,000 shares (Note 9).......            --             --
  Class A Convertible Common Stock, no par value, $0.01
     stated value.
  Authorized 50,000,000 shares; issued and outstanding
     351,545 and 350,615 shares at December 31, 1997 and
     1996, respectively (Note 9)............................         3,515          3,506
  Common Stock, no par value.
  Authorized and unissued 100,000,000 shares (Note 9).......            --             --
  Net unrealized appreciation on securities.................    13,949,895      7,886,318
  Retained earnings.........................................   181,083,378    179,679,704
                                                              ------------   ------------
          Total shareholders' equity........................   195,036,788    187,569,528
  Commitments and contingencies (Note 14)
                                                              ------------   ------------
          Total liabilities and shareholders' equity........  $553,362,970   $521,303,258
                                                              ============   ============

                            See accompanying notes.

                            CERULEAN COMPANIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                              YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------
                                                       1997             1996             1995
                                                  --------------   --------------   --------------
Revenues (Note 2):
  Premiums......................................  $1,514,076,163   $1,323,662,988   $1,159,475,955
  Investment and other income...................      17,258,952       14,358,273       11,980,241
  Realized gains................................      11,299,757        4,112,863       15,265,396
                                                  --------------   --------------   --------------
          Total revenues........................   1,542,634,872    1,342,134,124    1,186,721,592
Benefits expense (Note 8).......................   1,370,961,608    1,175,740,173    1,039,095,566
Operating expenses, net of expense
  reimbursements of $63,691,448, $57,491,950 and
  $52,583,581, respectively (Note 10)...........     172,059,986      146,615,452      126,076,519
                                                  --------------   --------------   --------------
Operating (loss) income.........................        (386,722)      19,778,499       21,549,507
Non-operating income (Note 13)..................       1,275,000        1,275,000               --
                                                  --------------   --------------   --------------
Income before income taxes and minority
  interests.....................................         888,278       21,053,499       21,549,507
Income tax (benefit) expense (Note 7)...........      (2,050,000)       3,159,000        3,857,000
Minority interests in (earnings) losses of joint
  venture investments...........................       1,459,405         (421,099)        (282,061)
                                                  --------------   --------------   --------------
          Net income............................  $    4,397,683   $   17,473,400   $   17,410,446
                                                  ==============   ==============   ==============

                            See accompanying notes.

                            CERULEAN COMPANIES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                            CLASS A
                                          CONVERTIBLE      UNREALIZED       RETAINED
                                          COMMON STOCK   GAINS/(LOSSES)     EARNINGS        TOTAL
                                          ------------   --------------   ------------   ------------
Balance at December 31, 1994............     $   --       $  (529,242)    $149,199,605   $148,670,363
  Net income............................         --                --       17,410,446     17,410,446
  Unrealized gain on available-for-sale
     securities, net of income taxes of
     $1,688,000.........................         --         6,958,617               --      6,958,617
                                             ------       -----------     ------------   ------------
Balance at December 31, 1995............         --         6,429,375      166,610,051    173,039,426
  Issuance of Class A Common Stock to
     eligible subscribers...............      3,506                --           (3,506)            --
  Net income............................         --                --       17,473,400     17,473,400
  Dividends paid and accrued............         --                --       (2,727,867)    (2,727,867)
  S-1 registration costs................         --                --       (1,672,374)    (1,672,374)
  Unrealized gain on available-for-sale
     securities, net of income taxes of
     $331,000...........................         --         1,456,943               --      1,456,943
                                             ------       -----------     ------------   ------------
Balance at December 31, 1996............      3,506         7,886,318      179,679,704    187,569,528
  Issuance of Class A Common Stock to
     eligible subscribers...............          9                --               (9)            --
  Net income............................         --                --        4,397,683      4,397,683
  Dividends paid and accrued............         --                --       (2,994,000)    (2,994,000)
  Unrealized gain on available-for-sales
     securities, net of income taxes of
     $1,543,000.........................         --         6,063,577               --      6,063,577
                                             ------       -----------     ------------   ------------
Balance at December 31, 1997............     $3,515       $13,949,895     $181,083,378   $195,036,788
                                             ======       ===========     ============   ============

                            See accompanying notes.

                            CERULEAN COMPANIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------------
                                                        1997            1996            1995
                                                    -------------   -------------   -------------
OPERATING ACTIVITIES
Net income........................................  $   4,397,683   $  17,473,400   $  17,410,446
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Non-cash and non-operating items:
     Depreciation.................................      9,765,395       9,350,458       8,451,468
     Amortization.................................        277,183         319,673         424,299
     Uncollectible receivables....................      1,356,180       1,128,796         659,361
     Gain on sale of investments..................    (11,299,757)     (4,112,863)    (15,265,396)
     (Gain) loss on sale of property and
       equipment..................................        (13,419)         21,304          33,183
     Non-operating income.........................     (1,275,000)     (1,275,000)             --
Decrease (increase) in certain assets:
  Reimbursable portion of estimated benefit
     liabilities..................................      1,536,264         487,000      (2,871,000)
  Accounts receivable.............................    (14,301,581)     (9,883,655)     (7,334,638)
  Other assets....................................     (8,751,532)     (3,341,080)      1,990,503
Increase (decrease) in certain liabilities:
  Estimated benefit liabilities...................     24,693,947       5,871,843       7,950,774
  Unearned premiums...............................       (682,759)      1,694,830       2,249,459
  Accounts payable and accrued expenses...........       (309,640)     14,884,194      (3,781,088)
  Payables to other plans.........................     (1,565,256)        190,559      (1,433,209)
  Other liabilities...............................       (381,799)      6,469,229          97,081
  Minority interest in sale of stock by a
     subsidiary...................................     (1,225,000)     (1,225,000)             --
                                                    -------------   -------------   -------------
Net cash provided by operating activities.........      2,220,909      38,053,688       8,581,243
INVESTING ACTIVITIES
Investments available-for-sale:
  Investments purchased...........................   (211,187,305)   (134,652,892)   (197,280,599)
  Investments sold or matured.....................    167,660,837      96,757,972     210,596,136
Investments held-to-maturity:
  Investments purchased...........................             --              --        (149,844)
  Investments matured.............................             --              --      12,123,761
Property and equipment purchased..................    (12,434,970)     (7,773,300)    (10,068,720)
Property and equipment sold.......................        211,974       1,089,453          18,151
                                                    -------------   -------------   -------------
Net cash (used in) provided by investing
  activities......................................    (55,749,464)    (44,578,767)     15,238,885
FINANCING ACTIVITIES
Proceeds from note payable........................             --       1,500,000              --
Proceeds from the issuance of preferred stock.....             --      46,645,042              --
Dividends paid and accrued........................     (2,994,000)     (2,727,867)             --
S-1 registration costs............................             --      (1,672,374)             --
Sale of stock by a subsidiary.....................      2,500,000       2,500,000              --
                                                    -------------   -------------   -------------
Net cash (used in) provided by financing
  activities......................................       (494,000)     46,244,801              --
                                                    -------------   -------------   -------------
(Decrease) increase in cash and cash
  equivalents.....................................    (54,022,555)     39,719,722      23,820,128
Cash and cash equivalents at beginning of year....     89,024,410      49,304,688      25,484,560
                                                    -------------   -------------   -------------
Cash and cash equivalents at end of year..........  $  35,001,855   $  89,024,410   $  49,304,688
                                                    =============   =============   =============

                            See accompanying notes.

                            CERULEAN COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

1. ORGANIZATION

     Cerulean Companies, Inc. (the "Company") was incorporated under the laws of the State of Georgia on February 2, 1996 to act as the holding company for Blue Cross and Blue Shield of Georgia, Inc. ("BCBSGA") and its subsidiaries, and for other lawful purposes. On February 2, 1996, the Company acquired all of the outstanding capital stock of BCBSGA, following BCBSGA's conversion from a not-for-profit corporation to a for-profit corporation pursuant to a Plan of Conversion approved by the Georgia Commissioner of Insurance on December 27, 1995 (the "Conversion"). In connection with the Conversion, the Company issued 49,900 shares of Class B Convertible Preferred Stock ("Preferred Stock") to raise $49,900,000 in capital. After deducting offering costs, the net proceeds to the Company were $46,645,042.

     Although the Company did not become a holding company for BCBSGA until the Conversion on February 2, 1996, the consolidated results of operations include the historical operations of BCBSGA and its subsidiaries prior to February 2, 1996 and the Company (including its subsidiaries on a consolidated basis) from the period February 2, 1996 through December 31, 1996 and thereafter.

     Effective May 14, 1996, the Company's registration under the Securities Act of 1933 of the public offering of its Class A Convertible Common Stock, no par value (the "Class A Stock") with the Securities and Exchange Commission became effective. As part of the Conversion, the Company agreed to offer to each of BCBSGA's approximately 160,000 eligible subscribers five shares of Class A Stock at no cost. Upon completion of the offering eligible subscribers accepted 351,545 shares of no par value Class A Stock. The registration of the Class A Stock under section 12(g) of the Securities Exchange Act of 1934 became effective on June 30, 1997. Currently, the Class A Stock is not publicly traded.

2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The Company's accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") and require the use of management's estimates. As to the Company's managed care, health and life insurance operations, GAAP varies in some respects from statutory accounting practices permitted or prescribed by insurance regulatory authorities. The Company's health care plan subsidiary, its health maintenance organization and its life insurance subsidiary are subject to regulation by the Georgia Insurance Department including minimum capital and surplus requirements and restrictions on payment of dividends. In the opinion of management, all material adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been made. All such adjustments are of a normal recurring nature.

PRINCIPLES OF CONSOLIDATION

     The Company's accompanying consolidated financial statements include the accounts of the Company, BCBSGA and its wholly-owned life insurance subsidiary, a health maintenance subsidiary, a non-insurance subsidiary and community health partnership network joint ventures ("CHPNs") in which the Company has a majority interest. All significant intercompany transactions and balances have been eliminated in consolidation.

ACCOUNTING FOR A SALE OF STOCK BY A SUBSIDIARY

     Gains arising from a subsidiary issuing its own stock to third parties are recorded as non-operating income and are presented as a separate line item in the consolidated statements of income.

                            CERULEAN COMPANIES, INC.

EARNINGS PER SHARE

     Earnings per share are omitted because such data is not meaningful at the present time due to the likely dilutive events that will occur prior to the conversion of the Class A Stock or the Class B Convertible Preferred Stock. Presently there is no market for Class A Stock or any equity securities of the Company.

INVESTMENTS

     The Company accounts for its investments in accordance with Financial Accounting Standards Board ("FASB") Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities ("Statement No. 115"). Statement No. 115 requires that fixed maturity securities are to be classified as either "held-to-maturity", "available-for-sale", or "trading".

     Management determines the appropriate classification of its fixed maturity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Fixed maturity securities are classified as held-to-maturity when the Company has the positive intent and ability to hold them to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization as well as interest earned is included in investment and other income.

     Fixed maturity and equity securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest earned is included in investment and other income. The cost of securities sold is based on the specific identification method. At December 31, 1997 and 1996, the Company classified all of its fixed maturity and equity securities as available-for-sale. The Company's investment portfolio is not significantly concentrated in any particular industry or geographic region.

CASH AND CASH EQUIVALENTS

     Cash equivalents are liquid, short-term investments with maturities of three months or less at the time of purchase and are combined with cash account balances. These investments are stated at cost, which approximates fair value.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost less accumulated depreciation. The costs of developing software for internal use are capitalized when technological feasibility has been established. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, which are 15 years for buildings and 3-7 years for software, furniture and equipment. Amortization of software developed for internal use begins when the asset is placed in service.

ESTIMATED BENEFIT LIABILITIES

     The Company provides for claims reported but unpaid and for claims incurred but unreported and the cost of adjudicating claims based primarily on past experience, membership demographics, claims run-off patterns and other current medical trend information, using accepted actuarial methods. Estimates are adjusted as changes in these factors occur and such adjustments are reported in the year of determination. Portions of the Company's estimated benefit liabilities are reimbursable due to the nature of certain self-funded and rate stabilization reserve programs. Offsetting receivables have been recorded in the consolidated balance sheets.

                            CERULEAN COMPANIES, INC.

PREMIUM REVENUES

     The Company's revenues consist primarily of premiums for traditional indemnity health insurance and services, managed care products and services, and group life insurance products.

     All of the Company's individual and certain employer group contracts provide for the individual or the group to be fully insured. Premiums for these contracts are billed in advance of the respective coverage periods and are initially recorded as premium receivables and as unearned premiums. Unearned premiums are recognized as earned in the period of coverage.

     Certain other employer groups have contracts that provide for the group to be at risk for all or a portion of their claims experience. Most of these self-funded groups purchase aggregate and/or specific stop-loss coverage. In exchange for a premium, the group's aggregate liability is capped for the year or the group's liability on any one participant is capped for the year. The Company charges self-funded groups an administrative fee which is based on the number of members in a group or a percentage of the group's claims experience. Under the Company's self-funded arrangements, amounts due are recognized based on claims experience plus administrative and other fees and any stop-loss premiums.

RATE STABILIZATION RESERVES

     The Company has entered into agreements with certain groups whose premium revenues are based on experience rating. On each group's anniversary date, the gain or loss resulting from its experience is determined.

     Accumulated net gains which represent the accumulated excess of premium revenues over claims incurred and retention for administrative expenses are recorded as a rate stabilization reserve liability. Under the terms of these agreements, groups may utilize these excess funds to reduce prospective rates, leave the excess funds on deposit with the Company or receive a refund. The accumulated excess of claims incurred and retention for administrative expenses over premium revenues is generally expensed by the Company. However, in a few shared risk arrangements, net losses are recorded as receivables to the extent they are recoverable from the respective groups.

NATIONAL ACCOUNTS

     The Company participates in the underwriting of certain national (multiple-plan) groups. Claims paid plus certain administrative expenses are reimbursed by a control plan. The Company's share of underwriting gains or losses on these national groups is recognized when settlements are rendered by the control plan, which is typically between 6 and 18 months after the expiration of the contract period.

FEDERAL EMPLOYEE PROGRAM

     The Company and other Blue Cross and Blue Shield plans participate in the Federal Employee Program ("FEP") which underwrites a voluntary health insurance contract for employees (and their dependents) of the federal government. The Blue Cross and Blue Shield Association has been designated as the contract agent. A premium stabilization reserve liability (FEP stabilization reserve) and an offsetting asset (FEP asset held by agent) have been recorded in the consolidated balance sheets, and premium revenues, investment income and operating expenses, including FEP operations center expenses, have been recorded in the consolidated statements of income to recognize the Company's portion of the FEP's reserves.

AGENCY CONTRACTS

     The Company acts as fiscal intermediary and administrative agent for Medicare and certain other plans. Operating expenses are allocated to these lines of business to determine reimbursement for services rendered

                            CERULEAN COMPANIES, INC.

under these arrangements. The reimbursement of operating expenses is recorded as a reduction of the Company's operating expenses. The claims processed for these plans are not included in the accompanying consolidated statements of income.

ADVERTISING AND PROMOTION

     All costs associated with advertising and promoting products are expensed in the year incurred. Advertising and promotion expense was $5,012,557 in 1997, $1,651,610 in 1996 and $3,107,389 in 1995.

MAJOR CUSTOMERS AND MARKET CONCENTRATION

     The Company primarily conducts business in the State of Georgia, and a significant portion of its customer base is concentrated with companies that are located in the metropolitan Atlanta area. As a percentage of premium revenues, the Company's largest customer represented 19% of premium revenues in 1997, 20% in 1996 and 23% in 1995; and the second largest customer represented 10% of premium revenues in 1997 and 1996 and 11% of premium revenues in 1995.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     During 1997, the FASB issued Statement No. 129, Disclosure of Information about Capital Structure, Statement No. 130, Reporting Comprehensive Income and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. Statement No. 129 establishes standards for disclosing information about an entity's capital structure and is effective for periods ending after December 15, 1997. The disclosures required under Statement No. 129 are included in these consolidated financial statements.

     Statement No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. Management of the Company is presently assessing the effect that Statement No. 130 and 131 will have on the Company's current consolidated financial statements and footnote disclosures; however, the application of the new rules will not have an impact on the Company's financial position or results from operations.

RECLASSIFICATIONS

     Certain prior year balances have been reclassified to conform to the current year presentation.

                            CERULEAN COMPANIES, INC.

3. INVESTMENTS

     Investments at December 31, 1997 and 1996 are as follows:

                                                         DECEMBER 31, 1997
                                                   AVAILABLE-FOR-SALE SECURITIES
                               ----------------------------------------------------------------------
                                 COST OR         GROSS         GROSS
                                AMORTIZED     UNREALIZED    UNREALIZED        FAIR         CARRYING
                                   COST          GAINS        LOSSES         VALUE          VALUE
                               ------------   -----------   -----------   ------------   ------------
Fixed Maturities:
  U.S. Treasury securities
     and obligations of U.S.
     government agencies.....  $132,452,239   $ 2,006,357   $   (97,877)  $134,360,719   $134,360,719
  Corporate securities.......    27,994,540       419,864       (59,242)    28,355,162     28,355,162
  Mortgage-backed
     securities..............    24,590,851       376,052       (20,233)    24,946,670     24,946,670
                               ------------   -----------   -----------   ------------   ------------
  Total fixed maturities.....   185,037,630     2,802,273      (177,352)   187,662,551    187,662,551
Equity Securities:
  Preferred stocks...........       745,000            --            --        745,000        745,000
  Common stocks..............    57,603,840    15,793,174    (1,039,200)    72,357,814     72,357,814
                               ------------   -----------   -----------   ------------   ------------
Total equity securities......    58,348,840    15,793,174    (1,039,200)    73,102,814     73,102,814
Short-term investments.......    19,555,875            --            --     19,555,875     19,555,875
                               ------------   -----------   -----------   ------------   ------------
          Total
           available-for-sale
            securities.......  $262,942,345   $18,595,447   $(1,216,552)  $280,321,240   $280,321,240
                               ============   ===========   ===========   ============   ============

                                                         DECEMBER 31, 1996
                                                   AVAILABLE-FOR-SALE SECURITIES
                               ----------------------------------------------------------------------
                                 COST OR         GROSS         GROSS
                                AMORTIZED     UNREALIZED    UNREALIZED        FAIR         CARRYING
                                   COST          GAINS        LOSSES         VALUE          VALUE
                               ------------   -----------   -----------   ------------   ------------
Fixed Maturities:
  U.S. Treasury securities
     and obligations of U.S.
     government agencies.....  $121,074,259   $ 1,212,880   $  (532,159)  $121,754,980   $121,754,980
  Corporate securities.......    17,703,054       202,073      (211,705)    17,693,422     17,693,422
  Mortgage-backed
     securities..............    18,171,691       127,930      (110,611)    18,189,010     18,189,010
                               ------------   -----------   -----------   ------------   ------------
  Total fixed maturities.....   156,949,004     1,542,883      (854,475)   157,637,412    157,637,412
Equity Securities:
  Preferred stocks...........     1,000,000            --            --      1,000,000      1,000,000
  Common stocks..............    49,969,299     9,956,759      (821,637)    59,104,421     59,104,421
                               ------------   -----------   -----------   ------------   ------------
  Total equity securities....    50,969,299     9,956,759      (821,637)    60,104,421     60,104,421
  Short-term investments.....       475,000            --       (51,212)       423,788        423,788
                               ------------   -----------   -----------   ------------   ------------
          Total
           available-for-sale
            securities.......  $208,393,303   $11,499,642   $(1,727,324)  $218,165,621   $218,165,621
                               ============   ===========   ===========   ============   ============

     Fair values for fixed maturities and short-term investments are based on quoted market prices, where available. For fixed maturities not actively traded, fair values are estimated using values obtained from independent pricing services. The fair values for common stocks are based on quoted market prices.

     Substantially all of the Company's investments in equity securities at December 31, 1997 and 1996 are comprised of stocks in industrial companies.

                            CERULEAN COMPANIES, INC.

     The amortized cost and fair values of fixed maturities at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                    DECEMBER 31, 1997
                                                              AVAILABLE-FOR-SALE SECURITIES
                                                              -----------------------------
                                                                AMORTIZED         FAIR
                                                                  COST            VALUE
                                                              -------------   -------------
Due in one year or less.....................................  $ 23,812,261    $ 23,818,894
Due after one year through five years.......................    64,929,533      66,109,032
Due after five years through ten years......................    69,929,565      71,012,535
Due after ten years.........................................     1,775,420       1,775,420
Mortgage-backed securities..................................    24,590,851      24,946,670
                                                              ------------    ------------
          Total fixed maturity securities...................  $185,037,630    $187,662,551
                                                              ============    ============

     Bonds, certificates of deposit and money market funds carried at a value of $755,423 were on deposit with insurance regulatory authorities at December 31, 1997 and 1996 in accordance with statutory requirements.

     Investment and other income for the years ended December 31, 1997, 1996 and 1995 is summarized as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------
                                                     1997          1996          1995
                                                  -----------   -----------   -----------
Fixed maturities................................  $11,464,768   $ 9,618,411   $ 8,231,507
Equity securities...............................    1,302,477     1,057,287     1,711,034
Short-term investments and cash equivalents.....    5,165,927     4,803,801     1,827,176
                                                  -----------   -----------   -----------
Interest and dividend income....................   17,933,172    15,479,499    11,769,717
Less investment expenses........................     (947,913)     (834,828)     (785,327)
                                                  -----------   -----------   -----------
Net investment income...........................   16,985,259    14,644,671    10,984,390
Other income (loss).............................      273,693      (286,398)      995,851
                                                  -----------   -----------   -----------
Investment and other income.....................  $17,258,952   $14,358,273   $11,980,241
                                                  ===========   ===========   ===========

     The other income (loss) amount for the years ended December 31, 1997 and 1995 includes the receipts of $579,000 and $2,000,000, respectively related to the settlement of a lease dispute. Some terms in the Company's primary lease for its headquarters building were modified to the benefit of the landlord, and the Company was paid for giving up its right to those terms.

                            CERULEAN COMPANIES, INC.

     Realized and unrealized investment gains and losses for the years ended December 31, 1997, 1996 and 1995 were as follows:

                                                     1997          1996          1995
                                                  -----------   -----------   -----------
Realized gains:
  Fixed maturities..............................  $   248,942   $   686,260   $ 1,487,683
  Equity securities.............................   11,910,540     4,473,669    15,406,816
                                                  -----------   -----------   -----------
Total gains.....................................   12,159,482     5,159,929    16,894,499
Realized losses:
  Fixed maturities..............................     (127,366)     (244,172)     (529,914)
  Equity securities.............................     (732,359)     (802,894)   (1,099,189)
                                                  -----------   -----------   -----------
Total losses....................................     (859,725)   (1,047,066)   (1,629,103)
                                                  -----------   -----------   -----------
Net realized investment gains...................   11,299,757     4,112,863    15,265,396
Changes in unrealized gains (losses):
  Fixed maturities..............................    1,936,513    (4,251,603)    9,939,912
  Equity securities.............................    5,618,852     6,063,183    (1,261,656)
  Short-term investments........................       51,212       (23,637)      (27,576)
                                                  -----------   -----------   -----------
Net unrealized gains............................    7,606,577     1,787,943     8,650,680
                                                  -----------   -----------   -----------
          Total realized and unrealized gains...  $18,906,334   $ 5,900,806   $23,916,076
                                                  ===========   ===========   ===========

4. ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1997          1996
                                                              -----------   -----------
Groups and subscribers......................................  $37,350,669   $25,933,318
Other Blue Cross and Blue Shield plans......................    2,971,988     5,757,577
Federal Employee Program....................................    3,312,909     1,636,883
Other.......................................................   20,998,784    17,004,991
Less: Allowance for doubtful accounts.......................   (5,009,451)   (3,653,271)
                                                              -----------   -----------
                                                              $59,624,899   $46,679,498
                                                              ===========   ===========

5. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                   DECEMBER 31,
                                                            ---------------------------
                                                                1997           1996
                                                            ------------   ------------
Land......................................................  $  1,046,773   $  1,131,528
Building & improvements...................................    14,742,097     14,173,091
Furniture & equipment.....................................    73,988,271     63,784,066
                                                            ------------   ------------
                                                              89,777,141     79,088,685
Less accumulated depreciation.............................   (56,041,600)   (47,824,164)
                                                            ------------   ------------
                                                            $ 33,735,541   $ 31,264,521
                                                            ============   ============

     At December 31, 1997, furniture and equipment includes $1,701,673 of capitalized costs related to the development of internal use software. No costs related to the development of internal use software were

                            CERULEAN COMPANIES, INC.

capitalized during 1996. As of December 31, 1997, the software developed for internal use has not been placed in service; accordingly, no amortization was recognized during the year.

     Depreciation expense was $9,765,395, $9,350,458 and $8,451,468 for 1997,
1996 and 1995, respectively, including $1,063,318 in 1997, $965,196 in 1996 and
$746,113 in 1995 for building improvements.

6. LINES OF CREDIT

     The Company has available a $5,500,000 line of credit with a bank to finance its working capital needs. Interest accrues on amounts advanced at the prime rate. There were no borrowings on this line of credit in 1997 or 1996.

     In 1994, the Company entered into a revolving credit loan agreement with a group of banks to finance its community health partnership networks and other related costs. Under terms of the agreement, the Company could borrow up to $25,000,000. In December 1996, the Company reduced the total amount available under the revolving credit agreement to $9,000,000. Interest accrued on amounts advanced at 0.5% over the LIBOR rate in 1997 and 1996 and 0.7% over the LIBOR rate for 1995. Borrowings outstanding under the revolving credit agreement were $3,500,000 at December 31, 1997 and 1996. The weighted average interest rate on amounts outstanding for 1997 and 1996 was 6.3%.

     In April 1996, the Company obtained a $55,000,000 insolvency line of credit with a group of banks. The insolvency line of credit may be drawn on solely in the event of an insolvency of BCBSGA to pay authorized insurance policy claims. The insolvency line of credit is designed to satisfy certain membership standards of the Blue Cross and Blue Shield Association, from which the Company and certain of its subsidiaries have the exclusive right to do business in Georgia under the name "Blue Cross and Blue Shield" and to use the Blue Cross and Blue Shield names, trademarks and service marks with respect to the Company's indemnity, PPO, HMO and POS products.

7. INCOME TAXES

     Income tax expense (benefit) attributable to income before income taxes and minority interests, substantially all of which is federal, consists of:

                                                          YEAR ENDED DECEMBER 31,
                                                   --------------------------------------
                                                      1997          1996          1995
                                                   -----------   -----------   ----------
Current tax expense..............................  $ 3,330,000   $ 6,671,000   $3,895,000
Deferred tax benefit.............................   (5,380,000)   (3,512,000)     (38,000)
                                                   -----------   -----------   ----------
          Total tax (benefit) expense............  $(2,050,000)  $ 3,159,000   $3,857,000
                                                   ===========   ===========   ==========

                            CERULEAN COMPANIES, INC.

     The provision for income taxes is different than the amount computed using the statutory federal income tax rate of 35% as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                    -------------------------------------
                                                       1997          1996         1995
                                                    -----------   ----------   ----------
Tax expense at statutory rates....................  $   311,000   $7,368,000   $7,543,000
Utilization of carryforwards......................   (2,356,000)          --           --
Alternative minimum tax...........................           --   (3,162,000)  (3,030,000)
Difference related to long-lived tax assets.......   (2,119,000)  (1,590,000)          --
Difference between book and tax basis of CHPN
  investments.....................................   (2,132,000)          --           --
CHPN losses with no benefit.......................    4,231,000      781,000           --
Changes in valuation allowance related to other
  temporary differences...........................     (375,000)    (320,000)    (379,000)
Other.............................................      390,000       82,000     (277,000)
                                                    -----------   ----------   ----------
                                                    $(2,050,000)  $3,159,000   $3,857,000
                                                    ===========   ==========   ==========

     In 1997 the Company increased the net value of its long-lived tax assets and refined the related valuation allowance, recognizing a benefit of $2,119,000. Additionally, the Company recorded a $3,731,000 benefit from the difference in book and tax basis for its CHPN investments, reduced to its expected realizable value of $2,132,000. CHPN subsidiaries which do not join in the filing of the consolidated tax return with the Company generated tax losses in 1997 that are not expected to generate benefit currently or in the foreseeable future. Other includes state taxes, net of federal tax benefit, and other permanent book to tax differences, including non deductible expenses.

     The Company and its wholly-owned subsidiaries file a consolidated federal income tax return. The Company's consolidated tax expense in 1997 calculated under the regular tax system was reduced by available net operating loss carryforwards, which subjected the Company to alternative minimum tax. Income tax expense in 1997, 1996 and 1995 consisted primarily of federal alternative minimum tax. Federal income taxes paid during 1997, 1996 and 1995 were $2,800,000, $5,400,000 and $3,300,000, respectively.

                            CERULEAN COMPANIES, INC.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the deferred tax asset, which is included in other assets in the balance sheet, are as follows:

                                                                   DECEMBER 31,
                                                            ---------------------------
                                                                1997           1996
                                                            ------------   ------------
Deferred tax asset:
  Regular tax operating loss carryforwards for the
     consolidated tax group...............................  $ 19,590,000   $ 22,390,000
  Regular tax operating loss carryforwards for CHPNs......     6,050,000        781,000
  Long-lived tax assets...................................    24,590,000     23,390,000
  Other temporary differences.............................     8,629,000      8,850,000
  Alternative minimum tax credit..........................    10,750,000      8,410,000
  Difference between book and tax basis of CHPN
     investments..........................................     3,731,000             --
                                                            ------------   ------------
  Total deferred tax asset................................    73,340,000     63,821,000
  Valuation allowance for deferred tax asset..............   (62,150,000)   (58,011,000)
                                                            ------------   ------------
  Deferred tax asset, net of valuation allowance..........    11,190,000      5,810,000
                                                            ------------   ------------
Deferred tax liability:
  Unrealized investments gains............................     3,429,000      1,886,000
                                                            ------------   ------------
  Total deferred tax liability............................     3,429,000      1,886,000
                                                            ------------   ------------
Net deferred tax asset....................................  $  7,761,000   $  3,924,000
                                                            ============   ============

     The Company recorded a valuation allowance of $20,882,000 and $21,800,000 as of December 31, 1997 and 1996 for certain long-lived tax assets which will be deductible in the future. The other temporary differences consist principally of differences between tax and generally accepted accounting principles related to estimated benefit liabilities and accounting accruals.

     At December 31, 1997, the Company's consolidated tax group has net operating loss carryforwards of $55,969,000 for regular income tax purposes that expire in the years 2001 through 2003. Certain of the CHPN subsidiaries which file separate tax returns have net operating loss carryforwards of $15,937,000 that expire in 2011 through 2012. The Company recognized a benefit in 1997 from consolidated tax group carryforwards of $2,356,000. The Company qualifies for a special deduction under the regular tax system available to certain Blue Cross and Blue Shield plans under Section 833(b) of the Internal Revenue Code. The effect of this deduction is to significantly reduce regular taxable income and subjects the Company to alternative minimum tax. The Company expects to be taxed under the alternative minimum tax system into the foreseeable future and therefore the regular tax net operating loss carryforwards of the consolidated tax group and the alternative minimum tax credit will most likely not be utilized. For financial reporting purposes, a valuation allowance has been recorded to reduce the deferred tax assets related to the amount expected to be realized. The Company continually reviews the adequacy of the deferred tax valuation allowance and recognizes benefits only as reassessment indicates that it is more likely than not that benefits will be realized.

                            CERULEAN COMPANIES, INC.

8. ESTIMATED BENEFIT LIABILITIES

     The following table provides a reconciliation of the beginning and ending estimated benefit liabilities including claims adjudication expenses, net of reimbursable reserves and life reserves, for 1997, 1996 and 1995:

                                                        YEAR ENDED DECEMBER 31,
                                               ------------------------------------------
                                                   1997           1996           1995
                                               ------------   ------------   ------------
Balance at January 1.........................  $181,718,093   $175,846,250   $167,895,476
Less: Reimbursable reserves and life
  reserves...................................   106,870,527    107,059,898    105,931,261
                                               ------------   ------------   ------------
Net balance at January 1.....................    74,847,566     68,786,352     61,964,215
Plus incurred related to:
  Current year...............................   576,250,933    424,307,017    340,152,289
  Prior year.................................       901,109     (2,201,775)     4,669,051
                                               ------------   ------------   ------------
          Total incurred.....................   577,152,042    422,105,242    344,821,340
Less paid related to:
  Current year...............................   478,159,277    352,344,803    275,188,109
  Prior year.................................    73,958,646     63,699,225     62,811,094
                                               ------------   ------------   ------------
          Total paid.........................   552,117,923    416,044,028    337,999,203
                                               ------------   ------------   ------------
Net balance at December 31...................    99,881,685     74,847,566     68,786,352
Plus: Reimbursable reserves and life
  reserves...................................   106,530,355    106,870,527    107,059,898
                                               ------------   ------------   ------------
Balance at December 31.......................  $206,412,040   $181,718,093   $175,846,250
                                               ============   ============   ============

     The Company uses paid claims and completion factors based on historical payment patterns to estimate incurred claims. Changes in payment patterns and claims trends can result in changes to prior year's claims estimates.

     A reconciliation of the Company's incurred expense to total benefits expense as shown in the consolidated statements of income is as follows:

                                                      YEAR ENDED DECEMBER 31,
                                          ------------------------------------------------
                                               1997             1996             1995
                                          --------------   --------------   --------------
Incurred related to current and prior
  year..................................  $  577,152,042   $  422,105,242   $  344,821,340
Benefits expense related to life
  insurance claims and claims reimbursed
  by employer groups....................     793,809,566      753,634,931      694,274,226
                                          --------------   --------------   --------------
          Total benefits expense........  $1,370,961,608   $1,175,740,173   $1,039,095,566
                                          ==============   ==============   ==============

9. CAPITAL STOCK

MANDATORILY REDEEMABLE PREFERRED STOCK

     The Preferred Stock has a liquidation preference of $1,000 per share and a mandatory redemption value of $900 per share. Dividends on the Preferred Stock are currently paid at the rate of $60.00 per annum per share, are fully cumulative and accrue without interest. The preferred shares are mandatorily redeemable on December 1, 2001 or may be redeemed prior to this date upon the occurrence of certain events. Upon completion of a Stock Conversion, each share of Preferred Stock shall convert into the number of fully paid and nonassessable shares of Common Stock equal to .0004446420631%. This rate may be adjusted periodically upon the occurrence of certain events. The holders of the Preferred Stock vote separately as a single class with each share being entitled to one vote.

                            CERULEAN COMPANIES, INC.

BLANK PREFERRED STOCK

     The Board of Directors (the "Board") of the Company may from time to time issue shares of Blank Preferred Stock in such series or classes with such terms, preferences and other provisions as the Board shall determine, provided that such issuance is approved by the majority of the holders of the Preferred Stock then issued, outstanding and entitled to vote. Presently, there is no Blank Preferred Stock issued or outstanding.

CLASS A CONVERTIBLE COMMON STOCK

     Shares of Class A Convertible Stock ("Class A Stock") may not be sold, transferred, encumbered, pledged or otherwise disposed of prior to December 1, 1998 except upon the occurrence of certain events. In the event of a Stock Conversion, each share of Class A Stock will be converted into one share of Common Stock. So long as any shares of the Company's Preferred Stock are issued, outstanding and entitled to vote, no dividends may be paid on the Class A Stock without the approval of the Board and the holders of a majority of the shares of Preferred Stock. As long as no Common Stock is outstanding, the holders of the Class A Stock vote separately as a single class with each share being entitled to one vote. The Company's Articles of Incorporation do not contain any provisions protecting holders of Class A Stock against dilution. In the event the Company issues additional shares of Class A Stock, or issues shares of Common Stock or Blank Preferred Stock convertible into Common Stock or effects a stock split, stock dividend or other recapitalization of or on its Common Stock, the then existing Class A Shareholders will be diluted.

COMMON STOCK

     Unless approved by two-thirds of the Directors, no person may directly or indirectly acquire or hold more than the permissible ownership amount which is currently 20% of the total shares of Common Stock outstanding. So long as any shares of the Company's Preferred Stock are issued, outstanding and entitled to vote, no dividends may be paid on the Common Stock without the approval of the Board and the holders of a majority of the shares of Preferred Stock. In the event no Class A Stock or Preferred Stock is issued or outstanding at the time of a liquidation, dissolution or winding up of the affairs of the Company, the entire assets of the Company available for distribution to stockholders will be distributed pro rata among the holders of the Common Stock. Each outstanding share of Common Stock is entitled to one vote. Presently, there is no Common Stock issued or outstanding.

10. AGENCY CONTRACTS

     The Company processes and pays claims as fiscal intermediary for the Medicare Program and as an administrative agent for the State of Georgia and the national Blue Cross Blue Shield interplan system. Claims processed for these programs, which are excluded from the accompanying consolidated statements of income, are as follows:

                                                      YEAR ENDED DECEMBER 31,
                                          ------------------------------------------------
                                               1997             1996             1995
                                          --------------   --------------   --------------
Claims processed for:
  Medicare..............................  $2,888,499,047   $2,610,855,633   $2,431,829,705
  State of Georgia......................     841,545,396      805,281,401      757,743,385
  Interplan System......................     151,133,076       94,907,790       56,311,783
                                          --------------   --------------   --------------
                                          $3,881,177,519   $3,511,044,824   $3,245,884,873
                                          ==============   ==============   ==============

     The Company receives reimbursement for administrative expenses incurred in performing these services. These expense reimbursements have been deducted from operating expenses in the accompanying consolidated statements of income.

                            CERULEAN COMPANIES, INC.

     The operating expense reimbursements in connection with processing Medicare claims have been audited through 1994 by government representatives. Management is of the opinion that no significant adjustments will be made affecting cost reimbursement through December 31, 1997.

11. OPERATING LEASES

     The Company has an operating lease arrangement for its home office facility. The term of the lease is ten years, with two five-year renewal options. Annual rental includes base rental plus pro-rated real estate taxes and operating expenses.

     In addition, the Company leases other office space and data processing equipment. Future minimum lease obligations (including estimated real estate taxes and operating expenses) under all non-cancelable operating leases are as follows:

1998........................................................  $16,985,764
1999........................................................   15,250,929
2000........................................................    5,231,731
2001........................................................    2,666,090
2002........................................................    1,446,383
Thereafter..................................................    1,387,549
                                                              -----------
                                                              $42,968,446
                                                              ===========

     Rent expense amounted to approximately $14,235,000 in 1997, $12,249,000 in 1996 and $9,933,000 in 1995.

12. EMPLOYEE BENEFITS

PENSION PLAN

     The Company and its subsidiaries participate in a multi-employer non-contributory defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and the employee's compensation during those years. The Company's funding policy is to contribute amounts sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The Projected Unit Credit Method is used to determine funding requirements and pension expense.

                            CERULEAN COMPANIES, INC.

     The following table presents the funded status and amounts recognized in the consolidated financial statements at the respective dates:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1997          1996
                                                              -----------   -----------
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including vested benefits
     of $36,424,955 in 1997 and $28,836,520 in 1996.........  $43,991,079   $34,961,900
                                                              ===========   ===========
Actuarial present value of projected benefit obligation for
  service rendered to date..................................  $63,341,053   $52,051,955
Plan assets at fair value, primarily short-term investments, listed stocks, corporate bonds and U.S. government
  securities................................................   56,731,183    46,515,060
                                                              -----------   -----------
Plan assets (less than) projected benefit obligation........   (6,609,870)   (5,536,895)
Unrecognized net loss.......................................    1,800,191       981,857
Unrecognized transition asset...............................     (799,526)     (933,899)
Unrecognized prior service cost.............................    2,880,716     3,129,666
                                                              -----------   -----------
Accrued pension liability...................................  $(2,728,489)  $(2,359,271)
                                                              ===========   ===========

     The net pension cost includes the following components:

                                                          YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------
                                                     1997          1996          1995
                                                  -----------   -----------   -----------
Service cost-benefits earned during the
  period........................................  $ 3,397,936   $ 3,336,777   $ 2,367,130
Interest cost on projected benefit obligation...    4,027,434     3,847,048     3,296,580
Actual return on plan assets....................   (9,492,285)   (6,660,548)   (7,348,111)
Net amortization and deferral...................    5,856,949     3,659,355     4,626,964
                                                  -----------   -----------   -----------
Net pension cost................................  $ 3,790,034   $ 4,182,632   $ 2,942,563
                                                  ===========   ===========   ===========

     The following assumptions were used in the pension calculations:

                                                                DECEMBER 31,
                                                      ---------------------------------
                                                        1997        1996        1995
                                                      ---------   ---------   ---------
Weighted-average discount rate......................    7.25%       7.75%       8.5%
Rate of increase in future compensation.............  3.5% - 7%   3.5% - 7%   3.5% - 7%
Expected long-term rate of return on assets.........     9%          9%          9%

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

     During 1996, the Company and its subsidiaries established three defined benefit pension plans (the "Plans") covering certain executives. The benefits are based on years of service and the employee's compensation during those years. The Plans are non-qualified and unfunded. The Projected Unit Credit Method is used to determine pension expense. The Company will pay benefits to eligible participants when due under terms of the individual plans.

                            CERULEAN COMPANIES, INC.

     The following table presents the funded status and amounts recognized in the consolidated financial statements at the respective dates:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1997          1996
                                                              -----------   -----------
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, no vested benefits in 1997
     or 1996................................................  $ 1,849,543   $ 1,340,435
                                                              ===========   ===========
Actuarial present value of projected benefit obligation for
  service rendered to date..................................  $ 3,328,666   $ 2,513,008
Plan assets at fair value...................................           --            --
                                                              -----------   -----------
Projected benefit obligation in excess of plan assets.......   (3,328,666)   (2,513,008)
Unrecognized net loss.......................................      284,032            --
Unrecognized prior service cost.............................    1,631,787     1,845,625
Adjustment required to recognize minimum liability..........     (436,696)     (673,052)
                                                              -----------   -----------
Accrued pension liability...................................  $(1,849,543)  $(1,340,435)
                                                              ===========   ===========

     The net pension cost includes the following components:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1997       1996
                                                              --------   --------
Service cost-benefits earned during the period..............  $333,973   $293,938
Interest cost on projected benefit obligation...............   197,653    159,608
Net amortization and deferral...............................   213,838    213,837
                                                              --------   --------
          Net pension cost..................................  $745,464   $667,383
                                                              ========   ========

     The following assumptions were used in the pension calculations:

                                                              DECEMBER 31,
                                                              ------------
                                                              1997    1996
                                                              ----    ----
Weighted-average discount rate..............................  7.25%   7.75%
Rate of increase in future compensation.....................     5%      5%

DEFINED CONTRIBUTION PLAN

     The Company offers a defined contribution plan ("401(k) plan") covering substantially all employees. Under this plan, employees can contribute up to 15% of their base compensation, subject to certain maximum limitations. The Company matches 50% of the employee's first $500 contributed and 25% thereafter, up to a maximum of 6% of the employee's annual compensation. The Company's matching contributions vest 25% per year commencing at the end of the second year of participation. Employee contributions vest immediately. The Company contributed $1,031,000 to this 401(k) plan during 1997, $799,000 during 1996 and $878,000 during 1995.

POSTRETIREMENT PLAN

     The Company sponsors a Defined Dollar Benefit Plan that provides postretirement health, dental, vision and life insurance benefits to full-time associates with at least ten years of service or part-time associates with the equivalent of ten years full-time employment. These benefits are also available to spouses. Credits based on length of service are provided to retirees annually to be used towards the cost of postretirement benefits. Spouses of retirees receive one half of the credits received by retirees. For those who retired prior to January 1, 1995, insurance is provided by the Company at no cost to the retiree. Additionally, a group of associates who

                            CERULEAN COMPANIES, INC.

meet the "rule of 80" (those who were at least age 55 with ten years of service, and whose combined years of service plus age equaled 80 or greater) by December 31, 1994, are grandfathered and will receive postretirement benefits at no cost whenever they retire.

     Effective January 1, 1995, the Company changed its method of accounting for such benefits from a pay-as-you-go method to a full accrual method and adopted FASB Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. This Statement requires that the projected future cost of providing postretirement benefits, such as health care and life insurance, be recognized as an expense as employees render service instead of when the benefits are paid. The implementation required the recognition of a transition obligation (as defined in the Statement) representing the unfunded obligation attributable to prior employee service. The Company has elected to amortize the transition obligation over a period of 20 years. The effect of the change for 1995 was to increase net periodic postretirement benefit cost by $1,986,664 and decrease net income by $1,589,331.

     The following table presents the plan's funded status reconciled with amounts recognized in the Company's consolidated balance sheets:

                                                                   DECEMBER 31,
                                                            ---------------------------
                                                                1997           1996
                                                            ------------   ------------
Accumulated postretirement benefit obligation:
  Retirees................................................  $ (9,624,100)  $ (9,787,900)
  Fully eligible active plan participants.................      (110,400)      (116,300)
  Other active plan participants..........................    (8,067,700)    (6,845,800)
                                                            ------------   ------------
                                                             (17,802,200)   (16,750,000)
Fair value of plan assets.................................            --             --
                                                            ------------   ------------
Accumulated postretirement benefit obligation in excess of
  plan assets.............................................   (17,802,200)   (16,750,000)
Unrecognized transition obligation........................    13,685,600     14,490,700
Unrecognized gain.........................................    (1,723,500)    (1,602,300)
                                                            ------------   ------------
Accrued postretirement benefit cost.......................  $ (5,840,100)  $ (3,861,600)
                                                            ============   ============

     The net periodic postretirement benefit cost includes the following components:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 1997         1996
                                                              ----------   ----------
Service cost................................................  $  475,900   $  442,900
Interest cost...............................................   1,264,200    1,231,800
Amortization of transition obligation over 20 years.........     805,100      805,100
Amortization of unrecognized net gain.......................     (23,400)          --
                                                              ----------   ----------
Net periodic postretirement benefit cost....................  $2,521,800   $2,479,800
                                                              ==========   ==========

     The valuation is based on census information as of January 1, 1997 and claims development based on the benefits provided. The discount rate assumed is 7.25% and the salary increase rate assumed varies by age. The health care cost trend rate is assumed to be 8.5% in 1997, decreasing 0.5% each year to an ultimate rate of 5.25%. The health care cost trend rate was assumed to be 9.0% in 1996, decreasing 0.5% each year to an ultimate rate of 6.0%. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point each year would increase the accumulated postretirement benefit obligation by $1,112,000 and $1,307,000 as of December 31, 1997 and 1996, respectively, and the aggregate of the estimated service and interest cost

                            CERULEAN COMPANIES, INC.

components of net periodic postretirement benefit cost by $84,000 and $110,000 for 1997 and 1996, respectively.

13. NON-OPERATING INCOME

     Community health partnership networks ("CHPNs") are locally based equity ventures between the Company, which owns a 51% interest, and local physician and/or hospital groups, which own the remaining equity interests in the CHPNs. Clinical services are provided by the physician or hospital partners as well as other providers with which the CHPNs maintain contracts, and BCBSGA provides sales, management and administrative services, including information systems and data management services through service contracts with the CHPNs.

     In 1996, a hospital purchased a 5% interest in one of the Company's CHPN subsidiaries. In 1997, another hospital purchased a 5% interest in the same subsidiary. In accordance with the CHPN formation agreement, the Company's 51% equity interest was not diluted as a result of these transactions. The Company recorded non-operating income of $1,275,000 in 1997 and 1996 for the gains related to its portion of these transactions and increased the minority interest liability for this CHPN by $1,225,000 in each year. After deducting deferred income taxes of $255,000, net income was favorably impacted by $1,020,000 in 1997 and 1996.

14. COMMITMENTS AND CONTINGENCIES

LEGAL ACTIONS

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

     In the normal course of business, the Company is involved in and subject to claims, contractual disputes and other uncertainties. Management, after reviewing with legal counsel all of these actions and proceedings, believes that the aggregate losses, if any, will not have a material effect on the Company's financial position or results of operations.

15. STATUTORY FINANCIAL INFORMATION AND ACCOUNTING PRACTICES

     BCBSGA, Greater Georgia Life Insurance Company, a life insurance subsidiary, and HMO Georgia, Inc., a health maintenance organization are domiciled in the state of Georgia and prepare their statutory financial statements in accordance with accounting principles and practices prescribed by the Georgia Insurance Department. Prescribed statutory accounting practices are interspersed throughout state insurance laws and regulations and a variety of publications of the National Association of Insurance Commissioners ("NAIC"). Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state

                            CERULEAN COMPANIES, INC.

and may change in the future. The NAIC currently is in the process of codifying statutory accounting practices ("Codification"). Codification will likely change, to some extent, prescribed statutory accounting practices and may result in changes to the accounting practices that the Company's subsidiaries use to prepare their statutory financial statements. Codification, which is expected to be approved by the NAIC in 1998, will require adoption by the various states before it becomes the prescribed basis of accounting on which domestic insurers must report their statutory-basis results to the Insurance Department. At this time it is unclear whether Georgia will adopt codification. However, based on current draft guidance, management believes that the impact of codification will not be material to its subsidiaries' statutory-basis financial statements. The Company's insurance subsidiaries do not have permitted practices which would require authorization by the Georgia Insurance Department.

     The following table presents the amount of statutory capital and surplus for the Company's insurance subsidiaries:

                                                                   DECEMBER 31,
                                                            ---------------------------
                                                                1997           1996
                                                            ------------   ------------
Blue Cross and Blue Shield of Georgia, Inc................  $142,475,727   $158,554,152
HMO Georgia, Inc..........................................    14,136,223     16,078,811
Greater Georgia Life Insurance Company....................    21,804,868     19,256,302

     The following table presents the amount of statutory net income for the Company's insurance subsidiaries:

                                                           YEAR ENDED DECEMBER 31,
                                                     ------------------------------------
                                                        1997         1996         1995
                                                     ----------   ----------   ----------
Blue Cross and Blue Shield of Georgia, Inc.........  $2,214,036   $7,079,305   $9,533,254
HMO Georgia, Inc...................................   8,250,726    6,295,782    6,174,947
Greater Georgia Life Insurance Company.............   3,173,716    1,801,326    1,865,264

     The minimum amount of statutory capital and surplus necessary to satisfy regulatory requirements of the Georgia Insurance Department is $1,000,000 for BCBSGA and $3,000,000 each for HMO Georgia, Inc. and Greater Georgia Life Insurance Company. The Company's insurance subsidiaries may distribute dividends only out of realized profits (undistributed, accumulated, net earnings since organization). The amount of dividends distributable each year is limited to the greater of the prior year's net income determined on a statutory basis or 10% of prior year statutory surplus. In addition, dividends distributable by BCBSGA are further limited by the Conversion order (approved by the Georgia Commissioner of Insurance on December 27, 1995 related to BCBSGA's conversion to a for-profit corporation). Dividend distributions by BCBSGA, HMO Georgia, Inc. and Greater Georgia Life Insurance Company above these defined limits require special approval by the State of Georgia Insurance Commissioner.

16. SUBSEQUENT EVENT

     During January 1998, the Company terminated its $9,000,000 revolving credit agreement and paid in full the $3,500,000 note payable outstanding at December 31, 1997.