Form 10-Q
period 1998-03-31
CERULEAN COMPANIES INC
filed 1998-05-14
CIK 1009912

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended              MARCH 31, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from _____________________ to ________________________

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

Class: Class A Convertible Common Stock, no par value, $0.01 stated value. Outstanding as of April 30, 1998 - 351,550 shares

                            CERULEAN COMPANIES, INC.
                                    FORM 10-Q
                                 MARCH 31, 1998

                                      INDEX

                                                                                  PAGE
                                                                                 NUMBER
                                                                                 ------

PART I.   FINANCIAL INFORMATION

          Item 1.   Consolidated Financial Statements

                    Consolidated Balance Sheets as of
                     March 31, 1998 and December 31, 1997                        Page 3

                    Consolidated Statements of Income for the Three Months
                     Ended March 31, 1998 and 1997                               Page 4

                    Consolidated Statements of Comprehensive Income for the
                     Three Months Ended March 31, 1998 and 1997                  Page 4

                    Consolidated Statements of Cash Flows for the Three Months
                     Ended March 31, 1998 and 1997                               Page 5

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

          Item 6.   Exhibits and Reports on Form 8-K                             Page 10

                    Signatures                                                   Page 12

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                            CERULEAN COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                    MARCH 31,    DECEMBER 31,
                                                                                      1998           1997
                                                                                  ------------   ------------
                                                                                   (UNAUDITED)
ASSETS
Investments:
  Fixed maturities:
    Available-for-sale, at fair value (amortized cost: $186,581,601;
    $185,037,630)                                                                 $189,181,534   $187,662,551
  Equity securities, at fair value (cost: $59,499,115; $58,348,840)                 79,272,040     73,102,814
  Short-term investments, at fair value (cost: $4,319,632; $19,555,875)              4,319,632     19,555,875
                                                                                  ------------   ------------
Total investments                                                                  272,773,206    280,321,240

Cash and cash equivalents                                                           60,922,915     35,001,855
Reimbursable portion of estimated benefit liabilities                              100,109,036    100,109,036
Accounts receivable                                                                 65,498,278     59,624,899
FEP assets held by agent                                                            25,553,200     25,553,200
Property and equipment                                                              34,370,350     33,735,541
Other assets                                                                        19,032,954     19,017,199
                                                                                  ============   ============
Total assets                                                                      $578,259,939   $553,362,970
                                                                                  ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Estimated benefit liabilities                                                   $220,168,567   $206,412,040
  Unearned premiums                                                                  8,722,650      8,301,197
  FEP stabilization reserve                                                         25,553,200     25,553,200
  Accounts payable and accrued expenses                                             32,256,219     31,210,088
  Payables to other plans                                                              589,730      1,068,051
  Other liabilities                                                                 43,848,372     35,636,564
  Note payable                                                                              --      3,500,000
                                                                                  ------------   ------------
Total liabilities                                                                  331,138,738    311,681,140
                                                                                  ------------   ------------

Mandatorily redeemable preferred stock:
  Class B Convertible Preferred Stock, no par value
     Authorized, issued and outstanding, 49,900 shares; aggregate liquidation preference, $49,900,000; aggregate
     mandatory redemption, $44,910,000                                              46,645,042     46,645,042
                                                                                  ------------   ------------

Shareholders' equity:
   Blank Preferred Stock, no par value
     Authorized and unissued 100,000,000 shares
   Class A Convertible Common Stock, no par value, $0.01, stated value                      --             --
     Authorized 50,000,000 shares; issued and outstanding 351,550 and
        351,545 shares, respectively                                                     3,516          3,515
   Common Stock, no par value
     Authorized and unissued 100,000,000 shares                                             --             --
   Net unrealized appreciation on securities                                        17,864,079     13,949,895
   Retained earnings                                                               182,608,564    181,083,378
                                                                                  ------------   ------------
Total shareholders' equity                                                         200,476,159    195,036,788
Commitments and contingencies (Note 5)                                                      --             --
                                                                                  ------------   ------------
Total liabilities and shareholders' equity                                        $578,259,939   $553,362,970
                                                                                  ============   ============

See accompanying notes.

                            CERULEAN COMPANIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED

                                                                        THREE MONTHS ENDED MARCH 31,
                                                                            1998            1997
                                                                       -------------    -------------
Revenues:
   Premiums                                                            $ 416,571,444    $ 362,614,748
   Investment and other income                                             3,798,597        3,646,145
   Realized gains                                                          3,001,846        1,915,247
                                                                       -------------    -------------
Total revenues                                                           423,371,887      368,176,140
Benefits expense                                                         369,633,478      323,783,964
Operating expenses, net of expense reimbursements of $16,505,690 and
   $13,414,408, respectively                                              49,996,974       41,673,510
                                                                       -------------    -------------
Operating income                                                           3,741,435        2,718,666
Non-operating income (Note 3)                                                 63,750        1,275,000
                                                                       -------------    -------------
Income before income taxes and minority interests                          3,805,185        3,993,666
Income tax expense                                                         1,033,000          619,000
Minority interest in earnings of joint venture investments                  (498,498)         (68,017)
                                                                       =============    =============
Net income                                                             $   2,273,687    $   3,306,649
                                                                       =============    =============

See accompanying notes.

                            CERULEAN COMPANIES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    UNAUDITED

                                                                        THREE MONTHS ENDED MARCH 31,
                                                                           1998              1997
                                                                       -------------    -------------
Net income                                                             $   2,273,687    $   3,306,649
Other comprehensive income, net of tax:
   Unrealized holding gains (losses) arising during period net of reclassification adjustment for gains included in net
      income of $2,401,477 and $1,532,198, respectively                    3,914,184       (3,025,019)
                                                                       =============    =============
Comprehensive income                                                   $   6,187,871    $     281,630
                                                                       =============    =============

See accompanying notes.

                            CERULEAN COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                            1998             1997
                                                                       ---------------  -------------
OPERATING ACTIVITIES
Net income                                                             $   2,273,687    $   3,306,649
Adjustments to reconcile net income to net cash provided by
operating activities:
   Non-cash and non-operating items:
      Depreciation                                                         2,561,742        2,339,909
      Amortization                                                            40,355           80,184
      Uncollectible receivables                                            1,044,949         (255,992)
      Gain on sale of investments                                         (3,001,846)      (1,915,247)
      Gain on sale of property and equipment                                 (14,579)          (8,325)
      Non-operating income                                                   (63,750)      (1,275,000)
   Decrease (increase) in certain assets:
      Reimbursable portion of estimated benefit liabilities                       --           10,000
      Accounts receivable                                                 (6,918,328)      (2,754,401)
      Other assets                                                        (1,095,534)      (1,257,865)
   Increase (decrease) in certain liabilities:
      Estimated benefit liabilities                                       13,756,527        4,974,174
      Unearned premiums                                                      421,453        1,632,177
      Accounts payable and accrued expenses                                1,046,131       (3,471,629)
      Payables to other plans                                               (478,321)        (282,423)
      Other liabilities                                                    7,463,308          919,725
      Minority interest in sale of stock and stock warrants by a
        subsidiary                                                           (61,250)      (1,225,000)
                                                                       -------------    -------------
   Net cash provided by operating activities                              16,974,544          816,936

INVESTING ACTIVITIES
Investments purchased                                                    (42,145,906)     (44,643,879)
Investments sold or matured                                               57,649,394       21,853,409
Property and equipment purchased                                          (3,225,729)      (2,173,873)
Property and equipment sold                                                   43,757            8,325
                                                                       -------------    -------------
Net cash provided by (used in) investing activities                       12,321,516      (24,956,018)

FINANCING ACTIVITIES
Repayment of notes payable                                                (3,500,000)              --
Sale of stock warrants by subsidiary                                         125,000               --
Sale of stock by a subsidiary                                                     --        2,500,000
                                                                       -------------    -------------
Net cash (used in) provided by financing activities                       (3,375,000)       2,500,000
                                                                       -------------    -------------

Increase (decrease) in cash and cash equivalents                          25,921,060      (21,639,082)

Cash and cash equivalents at beginning of period                          35,001,855       89,024,410
                                                                       -------------    -------------

Cash and cash equivalents at end of period                             $  60,922,915    $  67,385,328
                                                                       =============    =============

See accompanying notes.

                            CERULEAN COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                    UNAUDITED

1. SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Cerulean Companies, Inc. (the "Company") was incorporated under the laws of the State of Georgia on February 2, 1996 to act as the holding company for Blue Cross and Blue Shield of Georgia, Inc. ("BCBSGA") and other subsidiaries, and for other lawful purposes.

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

PRINCIPLES OF CONSOLIDATION

The Company's accompanying consolidated financial statements include the accounts of the Company, BCBSGA and its wholly-owned life insurance subsidiary, a health maintenance organization subsidiary, a non-insurance subsidiary and community health partnership network joint ventures ("CHPNs") in which the Company has a majority interest. All significant intercompany transactions and balances have been eliminated in consolidation.

ACCOUNTING FOR A SALE OF STOCK OR STOCK WARRANTS BY A SUBSIDIARY

Gains arising from a subsidiary issuing its own stock or stock warrants to a third party are recorded as non-operating income and are presented as a separate line item in the consolidated statements of income.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for financial statements for fiscal years beginning after December 15, 1997. Management of the Company is presently assessing the effect that Statement No. 131 will have on the Company's current consolidated financial statements and footnote disclosures; however, the application of the new rules will not have an impact on the Company's financial position or results from operations.

As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform to the current year presentation.

2. EARNINGS PER SHARE

Earnings per share are omitted because such data are not meaningful at the present time due to the likely dilutive events that will occur prior to the conversion of the Class A Convertible Common Stock or the Class B Convertible Preferred Stock. Presently there is no market for any equity securities of the Company.

3. NON-OPERATING INCOME

CHPNs are locally based equity ventures between the Company, which owns a 51% or greater interest, and local physician and/or hospital groups who own the remaining equity interest. Clinical services are provided by the physician or hospital partners as well as other providers with which the CHPNs maintain contracts, and BCBSGA provides management and administrative services, including information systems and data management services through service contracts with the CHPNs.

On January 1, 1998, a hospital purchased stock warrants exerciseable for common stock of one of the Company's CHPN subsidiaries in exchange for a $1.0 million note receivable. The $1.0 million note will be paid ratably over two years. As of March 31, 1998, $125,000 has been received. In accordance with the CHPN formation agreement, the Company's 51% equity interest was not diluted as a result of this transaction. The Company recorded non-operating income of $63,750 for its portion of this transaction and increased the minority interest liability for this CHPN by $61,250. After deducting income taxes, net income was favorably impacted by $51,000.

4. INCOME TAXES

The Company's income tax expense consisted primarily of federal alternative minimum tax. The effective tax rate for the 1998 period was impacted by CHPN subsidiaries which incurred taxes at a 34% rate and which do not join in the filing of the Company's consolidated tax return. Additionally, contributing to the higher rate were book and tax basis differences for CHPN investments, state income taxes and other permanent book to tax differences, including non-deductible expenses.

5. COMMITMENTS AND CONTINGENCIES

On September 3, 1997, a lawsuit (the "Lawsuit") was filed in the Superior Court of Fulton County by nine groups on behalf of themselves and a class putatively composed of all other 501(c)(3) organizations in Georgia seeking, among other things to invalidate a Georgia statute upon which certain aspects of Cerulean Companies, Inc.'s formation was based. The complaint names Blue Cross and Blue Shield of Georgia, Inc., Cerulean Companies, Inc. and the Commissioner of Insurance of the State of Georgia as defendants. An additional, similar request for declaratory ruling was filed with the Georgia Insurance Department on September 3, 1997.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto. The Company's actual future results could differ materially from its historical results, depending on, among other factors, changing rates of utilization of medical services by its enrollees and changing rates of medical service costs.

OVERVIEW

Cerulean Companies, Inc. (the "Company") was incorporated under the laws of the State of Georgia on February 2, 1996 to act as the holding company for Blue Cross and Blue Shield of Georgia, Inc. ("BCBSGA") and its subsidiaries, and for other lawful purposes.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

Premium revenues increased 15% to $416.6 million for the three months ended March 31, 1998 from $362.6 million for the three months ended March 31, 1997. Premium revenues for indemnity and PPO products increased $7.5 million to $275.9 million for the three months ended March 31, 1998 while enrollment for these products remained flat. HMO and POS premiums increased $45.7 million to $136.8 million for the three months ended March 31, 1998 primarily as a result of a 39% increase in membership. New sales, in-group growth, and to a lesser extent, migrations from traditional indemnity products into HMO and POS products, continued to drive HMO and POS membership growth to 395,000 members at March
31, 1998 from 284,000 members at March 31, 1997. HMO and POS products accounted for 33% of total premiums at March 31, 1998, compared to 25% of total premiums at March 31, 1997.

Realized gains on the sale of marketable securities of $3.0 million for the three months ended March 31, 1998 were $1.1 million higher than gains realized for the three months ended March 31, 1997. These results are not necessarily indicative of results to be expected in the future. The magnitude of realized gains in any period can fluctuate due to fixed income and equity market performance, as well as timing of individual sale transactions, which are subject to decisions made by the Finance Committee of the Company's Board of Directors or by individual investment portfolio managers.

The Company's benefits loss ratio (benefits expense as a percentage of premium revenues) decreased to 88.7% for the three months ended March 31, 1998 from 89.3% for the three months ended March 31, 1997. This was primarily the result of a decrease in the loss ratio for HMO and POS products to 85.4% for the first quarter of 1998 from 86.2% for the first quarter of 1997 as the Company recognized the benefit of rate increases implemented in the 1998 period and, to a lesser extent, medical cost improvement actions.

Operating expenses increased 20% to $50.0 million for the first quarter of 1998 from $41.7 million for the first quarter of 1997, principally due to growth in the Company's infrastructure necessary to support product development, information technology development costs, Year 2000 renovation costs and the increased HMO and POS membership base. As a result, the operating expense ratio (operating expenses as a percentage of premium revenues) increased to 12.0% for the three months ended March 31, 1998, from 11.5% for the three months ended March 31, 1997.

The Company's effective tax rate for three months ended March 31, 1998 was 27%. The Company's income tax expense consisted primarily of federal alternative minimum tax. The effective tax rate for the 1998 period was impacted by CHPN subsidiaries which incurred taxes at a 34% rate and which do not join in the filing of the Company's consolidated tax return. Additionally, contributing to the higher rate were book and tax basis differences for CHPN investments, state income taxes and other permanent book to tax differences, including non-deductible expenses. The effective income tax rate of 16% for the three months ended March 31, 1997 was principally due to a non-recurring benefit realized in the 1997 period for certain long-lived tax assets for which deductions will occur in the future.

As a result of the foregoing factors, net income decreased to $2.3 million for the three months ended March 31, 1998 from $3.3 million for the three months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

The Company has both short-term and long-term liquidity needs and has structured its investment portfolios accordingly. Short-term liquidity needs to fund operating costs, as well as the payment obligations to customers, are met from funds invested primarily in institutional money market accounts. Assets not required for short-term liquidity needs are transferred to a portfolio of investments in the fixed income and equity markets. This portfolio, which provides reserves for future payment obligations and funds for long-term liquidity needs is managed by several independent advisory firms. The Company's investment policies are designed to provide liquidity to meet anticipated payment obligations, to preserve capital and to maximize yield in conformance with all regulatory requirements. Over $252.0 million of the Company's investment portfolio is held at its insurance subsidiaries and is invested subject to limitations prescribed by Georgia insurance statutes.

Net cash provided by operating activities amounted to $ 17.0 million for the three months ended March 31, 1998 compared to net cash provided by operating activities of $0.8 million for the same period in 1997. Because of the nature of the Company's business, the cash flows from operations for interim periods are not necessarily indicative of cash flows from operations expected for the entire year. The Company believes its future cash resources will be adequate to meet its operating requirements.

In January 1998, BCBSGA terminated its $9.0 million revolving credit agreement and paid in full the $3.5 million note payable.

The Company believes that its long-term capital requirements can be met with a combination of (i) the Company's current resources, including proceeds from the sale of the Preferred Stock, (ii) cash flows from operations, (iii) additional borrowings and (iv) potential debt or equity offerings.

COMMITMENTS AND CONTINGENCIES

See the description under the same caption in Note 5 to the Notes to the Consolidated Financial Statements, which description is incorporated herein by reference.

YEAR 2000 COMPUTER SOFTWARE MODIFICATION COSTS

All companies that operate on mature computer software programs face the difficult task of how to reprogram or replace their existing systems, which have protocols that address dates in terms of the 20th century (19xx) only. The Company has analyzed its systems and has formulated an action plan to either modify or replace its existing programs. The Company plans to have all necessary corrective action completed by July 1, 1999. The project's impact on the operating results of the Company is estimated to be in a range of $7 to $12 million over 1997 and 1998 and will be funded through operating cash flows and capital raised in the February 1996 private placement. Modification costs are expensed as incurred. Costs of new software are capitalized and amortized over five years. The Company also conducts business electronically with certain external parties, including suppliers, customers, providers, and financial service organizations. The Company is contacting external parties with which it interacts to determine Year 2000 compliance issues. Failure to successfully execute the Company's Year 2000 compliance plans or the failure of external parties to achieve their Year 2000 compliance could have a material adverse impact on the Company's financial position and results of operations.

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

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
3.1       Articles of Incorporation of Cerulean Companies, Inc.(1)

3.2       Bylaws of Cerulean Companies, Inc.(1)

4.1       Stock Escrow Agreement among Cerulean Companies, Inc., Blue Cross and
          Blue Shield of Georgia, Inc. and SunTrust Bank, Atlanta.(1)

4.2       Specimen form of Class A Convertible Common Stock certificate.(1)

-------------

(1) This exhibit to Form S-1, Registration No. 333-2796, filed on March 27, 1996 and subsequent amendments is incorporated herein by reference.

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
10.1      Executive Compensation Plans and Arrangements
            (a) First Amendment, effective January 1, 1998, to the Employment
                Agreement between Blue Cross and Blue Shield of Georgia, Inc.,
                Cerulean Companies, Inc. and Richard D. Shirk, dated January 1,
                1997.*
            (b) First Amendment, effective January 1, 1998, to the Agreement for
                Supplemental Executive Retirement Benefits between Blue Cross and Blue Shield of Georgia, Inc. and Richard D. Shirk, dated
                December 1, 1996.*

27        Financial Data Schedule (for SEC use only).*

 (b) Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended March 31, 1998.

---------------
*This exhibit is filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CERULEAN COMPANIES, INC.
                                                    Registrant

Date:     May 13, 1998                       By: /s/ Richard D. Shirk
                                                 -------------------------------
                                                 Richard D. Shirk, President and
                                                  Chief Executive Officer

Date:     May 13, 1998                       By: /s/ John A. Harris
                                                 -------------------------------
                                                 John A. Harris, Treasurer