Form 10-Q
period 1998-06-30
CERULEAN COMPANIES INC
filed 1998-08-14
CIK 1009912

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q

{x} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended             JUNE 30, 1998

                                       or

{ } Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from _____________________  to  _____________________

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

         YES   X                        NO
             ----                         ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class: Class A Convertible Common Stock, no par value, $0.01 stated value. Outstanding as of July 31, 1998 - 351,570 shares

                            CERULEAN COMPANIES, INC.
                                    FORM 10-Q
                                  JUNE 30, 1998

                                      INDEX

                                                                                                                 PAGE
                                                                                                                NUMBER
                                                                                                                ------
PART I.           FINANCIAL INFORMATION
                  ---------------------

                  Item 1.      Consolidated Financial Statements

                               Consolidated Balance Sheets as of
                                  June 30, 1998 and December 31, 1997                                           Page 3

                               Consolidated Statements of Income for the Three and Six
                                  Months Ended June 30, 1998 and 1997                                           Page 4

                               Consolidated Statements of Comprehensive Income
                                  for the Three and Six Months Ended June 30, 1998                              Page 4

                               Consolidated Statements of Cash Flows for the Six
                                  Months Ended June 30, 1998 and 1997                                           Page 5

                               Notes to Consolidated Financial Statements                                       Page 6

                  Item 2.      Management's Discussion and Analysis of Financial
                                  Condition and Results of Operations                                           Page 9

                  Item 3.      Quantitative and Qualitative Disclosure About Market Risk                        Page 12


PART II.          OTHER INFORMATION
                  -----------------

                  Item 1.      Legal Proceedings                                                                Page 13

                  Item 2.      Changes in Securities                                                            Page 13

                  Item 3.      Defaults Upon Senior Securities                                                  Page 13

                  Item 4.      Submission of Matters to a Vote of Security Holders                              Page 13

                  Item 5.      Other Information                                                                Page 13

                  Item 6.      Exhibits and Reports on Form 8-K                                                 Page 13

                               Signatures                                                                       Page 15

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
                            CERULEAN COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                         JUNE 30,           DECEMBER 31,
                                                                                          1998                  1997
                                                                                       -----------         -------------
                                                                                       (UNAUDITED)
ASSETS
Investments:
  Fixed maturities:
    Available-for-sale, at fair value (amortized cost: $225,164,985;
    $185,037,630)                                                                      $228,617,478        $187,662,551
  Equity securities, at fair value (cost: $59,217,122; $58,348,840)                      76,985,549          73,102,814
  Short-term investments, at fair value (cost: $2,834,750; $19,555,875)                   2,834,750          19,555,875
                                                                                       ------------        ------------
Total investments                                                                       308,437,777         280,321,240

Cash and cash equivalents                                                                46,008,726          35,001,855
Reimbursable portion of estimated benefit liabilities                                   102,288,036         100,109,036
Accounts receivable                                                                      55,185,408          59,624,899
FEP assets held by agent                                                                 25,553,200          25,553,200
Property and equipment                                                                   35,609,442          33,735,541
Other assets                                                                             21,161,720          19,017,199
                                                                                       ------------        ------------
Total assets                                                                           $594,244,309        $553,362,970
                                                                                       ------------        ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Estimated benefit liabilities                                                        $229,110,560        $206,412,040
  Unearned premiums                                                                       7,515,212           8,301,197
  FEP stabilization reserve                                                              25,553,200          25,553,200
  Accounts payable and accrued expenses                                                  39,629,716          31,210,088
  Payables to other plans                                                                   392,051           1,068,051
  Other liabilities                                                                      42,368,686          35,636,564
  Note payable                                                                                   --           3,500,000
                                                                                       ------------        ------------
Total liabilities                                                                       344,569,425         311,681,140
                                                                                       ------------        ------------

Mandatorily redeemable preferred stock:
  Class B Convertible Preferred Stock, no par value.
     Authorized, issued and outstanding, 49,900 shares; aggregate liquidation preference, $49,900,000; aggregate
     mandatory redemption, $44,910,000                                                   46,645,042          46,645,042
                                                                                       ------------        ------------
Shareholders' equity:
   Blank Preferred Stock, no par value.
     Authorized and unissued 100,000,000 shares
   Class A Convertible Common Stock, no par value, $0.01, stated value.                          --                  --
     Authorized 50,000,000 shares; issued and outstanding 351,570 and
        351,545 shares, respectively                                                          3,516               3,515
     Common stock issuable (Note 6)                                                      32,135,000                  --
     Stock warrants issuable (Note 6)                                                    21,310,000                  --
   Common Stock, no par value.
     Authorized and unissued 100,000,000 shares                                                  --                  --
    Accumulated other comprehensive income - (unrealized appreciation on
     securities, net of taxes)                                                           17,041,126          13,949,895
   Retained earnings                                                                    132,540,200         181,083,378
                                                                                       ------------        ------------
Total shareholders' equity                                                              203,029,842         195,036,788
Commitments and contingencies (Note 5)                                                           --                  --
                                                                                       ------------        ------------
Total liabilities and shareholders' equity                                             $594,244,309        $553,362,970
                                                                                       ============        ============
See accompanying notes.

                            CERULEAN COMPANIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED


                                                   THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                   1998               1997                 1998                1997
                                               -------------      -------------      -------------      -------------
Revenues:
   Premiums                                    $ 408,924,142      $ 376,313,848      $ 825,495,586      $738,928,596
   Investment and other income                     4,217,262          4,362,727          8,015,859         8,008,872
   Realized gains                                  3,082,521          3,871,775          6,084,367         5,787,022
                                               -------------      -------------      -------------      ------------
Total revenues                                   416,223,925        384,548,350        839,595,812       752,724,490
Benefits expense                                 354,245,386        345,260,244        723,878,864       669,044,208
Operating expenses, net of expense
    reimbursements of $16,811,832,
    $15,835,278, $33,317,522 and
    $29,249,686, respectively                     52,817,277         40,524,928        102,814,251        82,198,438
                                               -------------      -------------      -------------      ------------
Operating income (loss)                            9,161,262         (1,236,822)        12,902,697         1,481,844
Non-operating income (Note 3)                         63,750                 --            127,500         1,275,000
                                               -------------      -------------      -------------      ------------
Income (loss) before income taxes,
    minority interests and extraordinary
    item                                           9,225,012         (1,236,822)        13,030,197         2,756,844
Income tax expense (benefit)(Note 4)               2,703,000           (517,000)         3,736,000           102,000
Minority interest in (earnings) losses of
    joint venture investments                     (1,396,876)           407,597         (1,895,374)          339,580
                                               -------------      -------------      -------------      ------------
Income (loss) before extraordinary item            5,125,136           (312,225)         7,398,823         2,994,424
Extraordinary item - endowment of a
    non-profit foundation (Note 6)                54,445,000                 --         54,445,000                --
                                               -------------      -------------      -------------      ------------
Net income (loss)                              $ (49,319,864)     $    (312,225)     $ (47,046,177)     $  2,994,424
                                               =============      =============      =============      ============


See accompanying notes.



                            CERULEAN COMPANIES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    UNAUDITED

                                                     THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                      1998               1997                1998                1997
                                                  -------------      -----------         -------------       -------------
Net income (loss)                                 $ (49,319,864)     $  (312,225)        $ (47,046,177)       $  2,994,424
Other comprehensive income (loss), net
   of tax:
  Unrealized holding gains (losses)
   arising during period net of
   reclassification adjustment for gains
   included in net income of
   $2,446,017, $3,097,420,
   $4,867,494 and $4,629,618,
   respectively                                        (822,952)       6,725,583             3,091,231           3,700,564
                                                  -------------      -----------         -------------        ------------
Comprehensive income (loss)                       $ (50,142,816)     $ 6,413,358         $ (43,954,946)       $  6,694,988
                                                  -------------      -----------         -------------        ------------



See accompanying notes.

                            CERULEAN COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                            SIX MONTHS ENDED JUNE 30,
                                                                             1998              1997
                                                                        --------------     ------------
   OPERATING ACTIVITIES
   Net income (loss)                                                    $ (47,046,177)     $  2,994,424
   Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
      Non-cash and non-operating items:
         Extraordinary item - endowment of a non-profit foundation         54,445,000                --
         Depreciation                                                       5,325,521         4,752,745
         Amortization                                                         135,007           151,022
         Uncollectible receivables                                          1,237,249          (310,528)
         Gain on sale of investments                                       (6,084,367)       (5,787,022)
         Loss (gain) on sale of property and equipment                         34,972           (58,166)
         Non-operating income                                                (127,500)       (1,275,000)
   Decrease (increase) in certain assets:
         Reimbursable portion of estimated benefit liabilities             (2,179,000)        2,119,000
         Accounts receivable                                                3,202,242        (5,822,132)
         Other assets                                                      (2,895,315)       (2,958,087)
   Increase (decrease) in certain liabilities:
         Estimated benefit liabilities                                     22,698,520         7,856,195
         Unearned premiums                                                   (785,985)        2,144,241
         Accounts payable and accrued expenses                              7,419,628        (5,561,154)
         Payables to other plans                                             (676,000)       (1,190,255)
         Other liabilities                                                  5,235,122          (717,520)
         Minority interest in sale of stock and stock warrants by a
           subsidiary                                                        (122,500)       (1,225,000)
                                                                        -------------      ------------
   Net cash provided by (used in) operating activities                     39,816,417        (4,887,237)

   INVESTING ACTIVITIES
   Investments purchased                                                 (141,372,364)      (88,209,546)
   Investments sold or matured                                            123,047,212        63,074,449
   Property and equipment purchased                                        (7,288,532)       (4,568,409)
   Property and equipment sold                                                 54,138            95,751
                                                                        -------------      ------------
   Net cash used in investing activities                                  (25,559,546)      (29,607,755)


   FINANCING ACTIVITIES
   Repayment of notes payable                                              (3,500,000)               --
   Sale of stock warrants by subsidiary                                       250,000                --
   Sale of stock by a subsidiary                                                   --         2,500,000
                                                                        -------------      ------------
   Net cash (used in) provided by financing activities                     (3,250,000)        2,500,000
                                                                        -------------      ------------

   Increase (decrease) in cash and cash equivalents                        11,006,871       (31,994,992)
   Cash and cash equivalents at beginning of period                        35,001,855        89,024,410
                                                                        -------------      ------------
   Cash and cash equivalents at end of period                           $  46,008,726      $ 57,029,418
                                                                        =============      ============


See accompanying notes.

                            CERULEAN COMPANIES, INC.
                   Notes to Consolidated Financial Statements
                                 June 30, 1998
                                   Unaudited


1. SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Cerulean Companies, Inc. (the "Company") was incorporated under the laws of the State of Georgia on February 2, 1996 to act as the holding company for Blue Cross and Blue Shield of Georgia, Inc. ("BCBSGA") and other subsidiaries, and for other lawful purposes.

BASIS OF PRESENTATION

The Company's accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") and require the use of management's estimates. As to the Company's managed care, health and life insurance operations, GAAP varies in some respects from statutory accounting practices permitted or prescribed by insurance regulatory authorities. The Company's health care plan subsidiary, its health maintenance organization and a life insurance subsidiary are subject to regulation by the Georgia Insurance Department, including minimum capital and surplus requirements and restrictions on payment of dividends. Because of the nature of the Company's operations, the results for interim periods are not necessarily indicative of results expected for the entire year. In the opinion of management, all material adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. Management of the Company is presently assessing the effect that SFAS No. 131 will have on the Company's current consolidated financial statements and footnote disclosures; however, the application of the new rules will not have an impact on the Company's financial position or results from operations.

In February 1998, the FASB issued SFAS No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 132 revises disclosure requirements for pensions and other postretirement plans. This statement is effective for year-end financial statements for the year ending December 31, 1998. The Company is currently assessing the effect that SFAS No. 132 will have on the Company's consolidated financial statements and footnote disclosures; however, the application of the new rules will not have an impact on the Company's financial position or results from operations.

In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. This statement standardizes the accounting and reporting for hedging activities, and is effective for all fiscal quarters beginning after June 15, 1999. The Company does not participate in hedging activities. Therefore, the adoption of SFAS No. 133 will have no impact on the Company's financial position or results from operations.

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

On January 1, 1998, a hospital purchased stock warrants exerciseable for common stock of one of the Company's CHPN subsidiaries in exchange for a $1.0 million note receivable. The $1.0 million note will be paid ratably over two years. As of June 30, 1998, $250,000 has been received. In accordance with the CHPN formation agreement, the Company's 51% equity interest was not diluted as a result of this transaction. The Company recorded non-operating income of $127,500 for its portion of this transaction and increased the minority interest liability for this CHPN by $122,500. After deducting income taxes, net income was favorably impacted by $102,000.

4. INCOME TAXES

The Company's income tax expense consisted primarily of federal alternative minimum tax. The effective tax rate for the 1998 period was impacted by CHPN subsidiaries which incurred taxes at a 34% rate and which do not join in the filing of the Company's consolidated tax return. Additionally, contributing to the higher rate were state income taxes and other permanent book to tax differences, including non-deductible expenses.

5. COMMITMENTS AND CONTINGENCIES

On September 3, 1997, a lawsuit (the "Lawsuit") was filed in the Superior Court of Fulton County by Plaintiffs Let's Get Together, Inc.; Statewide Independent Living Council of Georgia, Inc.; Living Independence for Everybody, Inc.; Aids Survival Project, Inc.; Women's Policy Education Fund, Inc.; Disability Connections - The Middle Georgia Center for Independent Living, Inc.; Physicians for a National Health Program, Inc.; Campaign for a Prosperous Georgia, Inc.; and Friends and Survivors Standing Together, Inc. (collectively, the "Plaintiffs") on behalf of themselves and a class putatively composed of all other 501(c)(3) organizations in Georgia seeking, among other things, to invalidate a Georgia statute upon which certain aspects of the conversion of Blue Cross and Blue Shield of Georgia, Inc. from a not for profit corporation to a business corporation was based. The complaint named BCBSGA, the Company and the Commissioner of Insurance of the State of Georgia as defendants. An additional, similar request for declaratory ruling was filed with the Georgia Insurance Department on September 3, 1997.

The Plaintiffs' claims related to the conversion of BCBSGA from a non-profit entity to a for-profit entity which occurred as part of a Plan of Conversion submitted to a public hearing November 21, 1995, and approved by the Georgia Commissioner of Insurance in an order dated December 27, 1995. The complaint sought to have the fair market value of the assets of BCBSGA as of December 27, 1995, plus interest from December 27, 1995, placed in a public trust for the use and benefit of a class of nonprofit charitable organizations. On October 2, 1997, the Georgia Insurance Department denied the Plaintiffs' request for declaratory ruling, which decision the Plaintiffs appealed. On October 13, 1997, the Company and BCBSGA filed a motion to dismiss the Lawsuit.
Oral argument was held on January 12, 1998.

6. SUBSEQUENT EVENTS

SETTLEMENT OF LAWSUIT AND ENDOWMENT OF A NON-PROFIT FOUNDATION

On July 8, 1998, the Company entered into a stipulation and agreement of settlement of the Lawsuit (the "Stipulation") subject to the approval of the Superior Court of Fulton County, Georgia (the "Court"). Under the terms of the Stipulation, the Company will endow a new non-profit foundation for the advancement of health care for all Georgians with $1.0 million in cash and common stock and warrants in the Company (the "Endowment"). A settlement hearing before the Court is scheduled for August 20, 1998 to determine, among other things, if the terms and conditions of the Stipulation are fair and reasonable and should be approved by the Court. Additionally, the Stipulation is conditioned upon the approval of the Blue Cross and Blue Shield Association as to certain matters including the transfer of the stock and warrants in the Company. The Blue Cross and Blue Shield Association licenses the brand name and trademarks to the Company. Management expects the requisite approvals to be received.

As of June 30, 1998, the Company recorded an extraordinary charge of $54.4 million for the Endowment which represented, in management's judgment, fair value as of the date of the Stipulation. The Company recorded a full valuation allowance against the related expected tax benefit.

PROPOSED MERGER

On July 9, 1998, the Company entered into an agreement and plan of merger (the "Merger Agreement") with WellPoint Health Networks Inc. ("WellPoint") and a subsidiary of WellPoint. Pursuant to the Merger Agreement, the Company will become a wholly owned subsidiary of WellPoint. Finalization of the transaction is subject to, among other things, the approval of the shareholders of the Company, the approval of the Commissioner of Insurance of the State of Georgia, the approval of the Blue Cross and Blue Shield Association, the expiration of any required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and certain approvals of the Health Care Financing Administration. Upon closing the transaction, shareholders of the Company will exchange their shares for WellPoint shares or cash in a transaction valued at $500 million.

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

On July 9, 1998, the Company entered into an agreement to merge with WellPoint Health Networks Inc. ("WellPoint) and a subsidiary of WellPoint. For further information, see Note 6 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

Premium revenues increased 9% to $408.9 million for the three months ended June 30, 1998 from $376.3 million for the three months ended June 30, 1997. Premium revenues for indemnity and PPO products decreased $15.8 million to $255.2 million for the three months ended June 30, 1998 primarily as a result of a decline in enrollment for traditional indemnity products with national accounts. HMO and POS premiums increased $48.1 million to $149.4 million for the three months ended June 30, 1998 primarily as a result of a 38% increase in membership. New sales, in-group growth, and to a lesser extent, migrations from traditional indemnity products into HMO and POS products, continued to drive HMO and POS membership growth to 407,000 members at June 30, 1998 from 295,000 members at June 30, 1997. HMO and POS products accounted for 37% of total premiums for the three months ended June 30, 1998, compared to 27% of total premiums for the three months ended June 30, 1997.

Realized gains on the sale of marketable securities of $3.1 million for the three months ended June 30, 1998 were $0.8 million lower than gains realized for the three months ended June 30, 1997. These results are not necessarily indicative of results to be expected in the future. The magnitude of realized gains in any period can fluctuate due to fixed income and equity market performance, as well as timing of individual sale transactions, which are subject to decisions made by the Finance Committee of the Company's Board of Directors or by individual investment portfolio managers.

The Company's total loss ratio (benefits expense as a percentage of premium revenues) decreased to 86.6% for the three months ended June 30, 1998 from 91.7% for the three months ended June 30, 1997. This was primarily the result of a decrease in the loss ratio for HMO and POS products to 83.1% for the second quarter of 1998 from 89.8% for the second quarter of 1997 as the Company recognized the benefit of rate increases in the 1998 period and medical cost improvement actions implemented in late 1997.

Operating expenses increased 30% to $52.8 million for the second quarter of 1998 from $40.5 million for the second quarter of 1997, principally due to growth in the Company's infrastructure necessary to support the increased HMO and POS membership base, information technology development costs, Year 2000 renovation costs and Medicare risk product development. Additionally, during the three months ended June 30, 1998, the Company recognized increased operating expenses related to the pending settlement of the Lawsuit and the proposed merger with WellPoint. As a result, the operating expense ratio (operating expenses as a percentage of premium revenues) increased to 12.9% for the three months ended June 30, 1998, from 10.8% for the three months ended June 30, 1997.

The Company's income tax expense for both periods consisted primarily of federal alternative minimum tax. The effective tax rate of 29.3% for the 1998 period was impacted by CHPN subsidiaries which do not join in the filing of the Company's consolidated tax return. Additionally, contributing to the higher rate were state income taxes and other permanent book to tax differences, including non-deductible expenses. The income tax benefit for the three months ended June 30, 1997 was principally due to a non-recurring benefit realized in 1997 for certain long-lived tax assets for which deductions will occur in the future.


On July 8, 1998, the Company entered into a stipulation and agreement of settlement of the Lawsuit (the "Stipulation") subject to the approval of the Superior Court of Fulton County, Georgia. The Company will endow a new non-profit foundation with cash and common stock and warrants pursuant to the Stipulation. The Company recognized $54.4 million as an extraordinary item for the three months ended June 30, 1998 related to the endowment of the foundation.

As a result of the foregoing factors, income before extraordinary item was $5.1 million for the three months ended June 30, 1998 compared to a $0.3 million loss for the same period a year ago. After the extraordinary item, the Company recognized a net loss of $49.3 million for the three months ended June 30, 1998 compared to a net loss of $0.3 million for the three months ended June 30, 1997.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

Premium revenues increased 12% to $825.5 million for the six months ended June 30, 1998 from $738.9 million for the six months ended June 30, 1997. Premium revenues for Indemnity and PPO products decreased $8.2 million to $531.1 million for the six months ended June 30, 1998. Enrollment for Indemnity and PPO products was essentially unchanged at June 30, 1998 compared to June 30, 1997. HMO and POS premiums increased $93.8 million to $286.2 million for the six months ended June 30, 1998 resulting from a 38% increase in membership. New sales, in-group growth, and to a lesser extent, migrations from traditional indemnity products into HMO and POS products, continued to drive HMO and POS membership growth to 407,000 members at June 30, 1998 from 295,000 members at June 30, 1997.

Investment and other income of $8.0 million for the six months ended June 30, 1998 was comparable to investment and other income of $8.0 million for the six months ended June 30, 1997.

Realized gains of $6.1 million on the sale of marketable securities for the six months ended June 30, 1998 were $0.3 million higher than gains realized in the six months ended June 30, 1997. These results are not necessarily indicative of results to be expected in the future. The magnitude of realized gains in any quarter can fluctuate due to fixed and equity market performance, as well as timing of individual sale transactions, which are subject to decisions made by individual investment portfolio managers.

The Company's total loss ratio (benefits expense as a percentage of premium revenues) decreased to 87.7% for the six months ended June 30, 1998 from 90.5% for the six months ended June 30, 1997 as the Company recognized the benefit of rate increases implemented in the 1998 period and medical cost improvement actions. Accordingly, the loss ratio for indemnity and PPO products improved to 90.1% for the 1998 six month period from 91.9% for the same period in 1997 and the loss ratio for HMO and POS products improved to 84.2% for the first six months of 1998 from 88.1% for the 1997 period.

Operating expenses increased 25% to $102.8 million for the six months ended June 30, 1998 from $82.2 million for the six months ended June 30, 1997, principally due to growth in the Company's infrastructure necessary to support the increased HMO and POS membership base, information technology changes, Year 2000 renovation costs and Medicare Risk product development. Additionally, during the six months ended June 30, 1998, the Company recognized increased operating expenses related to the pending settlement of the Lawsuit and the proposed merger with WellPoint. As a result, the operating expense ratio increased to 12.5% for the six months ended June 30, 1998, from 11.1% for the six months ended June 30, 1997.

On January 1, 1998, a hospital purchased stock warrants exerciseable for common stock of one of the Company's CHPN subsidiaries in exchange for a note receivable. On January 1, 1997, a hospital purchased a 5% interest in one of the Company's CHPN subsidiaries. These transactions were recorded as non-operating income for the six months ending June 30, 1998 and 1997.


The Company's income tax expense for both periods consisted primarily of federal alternative minimum tax. The effective tax rate of 28.7% for the 1998 period was impacted by CHPN subsidiaries which do not join in the filing of the Company's consolidated tax return. Additionally, contributing to the higher rate were state income taxes and other permanent book to tax differences, including non-deductible expenses. In 1997, the Company increased the net value of certain long-lived assets which provided an additional tax benefit of approximately $2.1 million for 1997 of which $1.0 million was recognized during the six months ended June 30, 1997. Lower earnings in the 1997 period and this additional tax benefit for 1997 resulted in tax expense of $0.1 million for the six months ended June 30, 1997.

On July 8, 1998, the Company entered into the Stipulation subject to the approval of the Superior Court of Fulton County, Georgia. The Company will endow a new non-profit foundation with cash and common stock and warrants pursuant to the Stipulation. The Company recognized $54.4 million as an extraordinary item for the six months ended June 30, 1998 related to the endowment of the foundation.

As a result of the foregoing factors, income before extraordinary item increased to $7.4 million for the six months ended June 30, 1998 from $3.0 million for the six months ended June 30, 1997. After the extraordinary item the Company recognized a net loss of $47.0 million for the six months ended June 30, 1998 compared to net income of $3.0 million for the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

The Company has both short-term and long-term liquidity needs and has structured its investment portfolios accordingly. Short-term liquidity needs to fund operating costs, as well as the payment obligations to customers, are met from funds invested primarily in institutional money market accounts. Assets not required for short-term liquidity needs are transferred to a portfolio of investments in the fixed income and equity markets. This portfolio, which provides reserves for future payment obligations and funds for long-term liquidity needs, is managed by several independent advisory firms. The Company's investment policies are designed to provide liquidity to meet anticipated payment obligations, to preserve capital and to maximize yield in conformance with all regulatory requirements. Of the Company's total investment portfolio, $284.5 million is held at its insurance subsidiaries and is invested subject to limitations prescribed by Georgia insurance statutes.

Net cash provided by operating activities amounted to $39.8 million for the six months ended June 30, 1998 compared to net cash used by operating activities of $4.9 million for the same period in 1997 due primarily to increased estimated benefit liabilities in 1998 related to the Company's expanded membership base. Because of the nature of the Company's business, the cash flows from operations for interim periods are not necessarily indicative of cash flows from operations expected for the entire year. The Company believes its future cash resources will be adequate to meet its operating requirements.

In January 1998, BCBSGA terminated its $9.0 million revolving credit agreement and paid in full the $3.5 million note payable thereunder.

The Company anticipates that the principal elements of its future capital requirements are information technology needs, product development, development of potential medical access points, equity contributions to its CHPN joint ventures and other strategic acquisitions.

The Company believes that its long-term capital requirements can be met with a combination of (i) the Company's current resources, including proceeds from the sale of the Preferred Stock, (ii) cash flows from operations, (iii) borrowings and (iv) potential debt or equity offerings. The consummation of the proposed merger with WellPoint will provide the Company with additional capital alternatives.

COMMITMENTS AND CONTINGENCIES

On July 8, 1998, the Company entered into the Stipulation to settle the Lawsuit pending against the Company. For further information, see Notes 5 and 6 of the Notes to Consolidated Financial Statements, which are incorporated herein by reference.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Notes 5 and 6 of the Notes to Consolidated Financial Statements in Part I, Item 1 regarding the lawsuit filed on September 3, 1997 in the Superior Court of Fulton County by nine groups on behalf of themselves and a class putatively composed of all other 501(c)(3) organizations in Georgia are incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

See Note 6 of the Notes to Consolidated Financial Statements in Part I, Item I regarding the merger with WellPoint Health Networks Inc. incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT
NUMBER                         DESCRIPTION
--------                       -----------
3.1      Articles of Incorporation of Cerulean Companies, Inc.(1)

3.2      Bylaws of Cerulean Companies, Inc.(1)

4.1      Stock Escrow Agreement among Cerulean Companies, Inc., Blue Cross and
         Blue Shield of Georgia, Inc. and SunTrust Bank, Atlanta.(1)

4.2      Specimen form of Class A Convertible Common Stock certificate.(1)

-------------
(1) This exhibit to Form S-1, Registration No. 333-2796, filed on March 27, 1996 and subsequent amendments to the registration is incorporated herein by reference.

EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------
10.1         Executive Compensation Plans and Arrangements
                  (a)      Form of Change in Control Severance Protection
                           Agreement for Certain Employees of: Cerulean
                           Companies, Inc., Blue Cross and Blue Shield of
                           Georgia, Inc., HMO Georgia, Inc., Greater Georgia
                           Life Insurance Company, Inc. and Group Benefits of
                           Georgia, Inc., effective January 1, 1998, entered
                           into by Cerulean Companies, Inc. and each of Messrs.
                           Raymond J. Colleran, John A. Harris, Mark Kishel,
                           M.D., Richard A. Steinhausen, R. Neil Vannoy, Hugh
                           J. Stedman, Richard F. Rivers, Robert A. Yungk and
                           two additonal management employees of Blue Cross
                           and Blue Shield of Georgia, Inc.*
                  (b)      Form of Change in Control Severance Protection
                           Agreement for Certain Employees of: Cerulean
                           Companies, Inc., Blue Cross and Blue Shield of
                           Georgia, Inc., HMO Georgia, Inc., Greater Georgia
                           Life Insurance Company, Inc. and Group Benefits of
                           Georgia, Inc., effective January 1, 1998, entered
                           into by Cerulean Companies, Inc. and twenty-eight
                           management employees in addition to those listed
                           in Exhibit 10.1(a).*

27           Financial Data Schedule (for SEC use only).*


(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended June 30, 1998.







---------------
*This exhibit is filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CERULEAN COMPANIES, INC.
                                                 Registrant

Date:          August 13, 1998            By: /s/ Richard D. Shirk
                                             -------------------------------
                                             Richard D. Shirk, President and
                                             Chief Executive Officer

Date:          August 13, 1998            By: /s/ John A. Harris
                                             -------------------------------
                                             John A. Harris, Treasurer