Form 10-Q
period 1998-09-30
CERULEAN COMPANIES INC
filed 1998-11-13
CIK 1009912

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-Q



{x} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended           SEPTEMBER 30, 1998

                                       or

{ } Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                        to
                               ---------------------      ---------------------

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

         YES    X           NO
            ---------         ---------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class: Class A Convertible Common Stock, no par value, $0.01 stated value. Outstanding as of October 31, 1998 - 409,392 shares

                            CERULEAN COMPANIES, INC.
                                    FORM 10-Q
                               SEPTEMBER 30, 1998

                                      INDEX


                                                                                                                 PAGE
                                                                                                                NUMBER
                                                                                                                -------
PART I.           FINANCIAL INFORMATION

                  Item 1.      Consolidated Financial Statements

                               Consolidated Balance Sheets as of
                                  September 30, 1998 and December 31, 1997                                      Page 3

                               Consolidated Statements of Income for the Three and Nine
                                  Months Ended September 30, 1998 and 1997                                      Page 4

                               Consolidated Statements of Comprehensive Income
                                  for the Three and Nine Months Ended September 30, 1998 and 1997               Page 4

                               Consolidated Statements of Cash Flows for the Nine
                                  Months Ended September 30, 1998 and 1997                                      Page 5

                               Notes to Consolidated Financial Statements                                       Page 6

                  Item 2.      Management's Discussion and Analysis of Financial
                                  Condition and Results of Operations                                           Page 11

                  Item 3.      Quantitative and Qualitative Disclosure About Market Risk                        Page 15


PART II.          OTHER INFORMATION

                  Item 1.      Legal Proceedings                                                                Page 16

                  Item 2.      Changes in Securities                                                            Page 16

                  Item 3.      Defaults Upon Senior Securities                                                  Page 16

                  Item 4.      Submission of Matters to a Vote of Security Holders                              Page 16

                  Item 5.      Other Information                                                                Page 16

                  Item 6.      Exhibits and Reports on Form 8-K                                                 Page 17

                               Signatures                                                                       Page 19

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                            CERULEAN COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                      SEPTEMBER 30,               DECEMBER 31,
                                                                                          1998                        1997
                                                                                     ----------------         ----------------
                                                                                       (UNAUDITED)
ASSETS
Investments:
   Fixed maturities:
     Available-for-sale, at fair value (amortized cost: $232,873,177;
      $185,037,630)                                                                      $240,393,556             $187,662,551
   Equity securities, at fair value (cost: $63,010,816; $58,348,840)                       71,990,783               73,102,814
   Short-term investments, at fair value (cost: $7,237,905; $19,555,875)                    7,237,905               19,555,875
                                                                                         ------------             ------------
Total investments                                                                         319,622,244              280,321,240

Cash and cash equivalents                                                                  44,932,964               35,001,855
Reimbursable portion of estimated benefit liabilities                                     104,169,036              100,109,036
Accounts receivable                                                                        62,101,555               59,624,899
FEP assets held by agent                                                                   25,553,200               25,553,200
Property and equipment                                                                     35,905,004               33,735,541
Other assets                                                                               20,647,054               19,017,199
                                                                                         ------------             ------------
Total assets                                                                             $612,931,057             $553,362,970
                                                                                         ============             ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Estimated benefit liabilities                                                         $237,594,615             $206,412,040
   Unearned premiums                                                                       13,567,478                8,301,197
   FEP stabilization reserve                                                               25,553,200               25,553,200
   Accounts payable and accrued expenses                                                   45,231,164               31,210,088
   Payables to other plans                                                                    278,229                1,068,051
   Other liabilities                                                                       38,391,462               35,636,564
   Note payable                                                                                     -                3,500,000
                                                                                         ------------             ------------
Total liabilities                                                                         360,616,148              311,681,140
                                                                                         ------------             ------------

Mandatorily redeemable preferred stock:
   Class B Convertible Preferred Stock, no par value.
     Authorized, issued and outstanding, 49,900 shares; aggregate liquidation preference, $49,900,000; aggregate
       mandatory redemption, $44,910,000                                                   46,645,042               46,645,042
                                                                                         ------------             ------------

Shareholders' equity:
   Blank Preferred Stock, no par value.
     Authorized and unissued 100,000,000 shares                                                     -                        -
   Series A Preferred Stock, no par value, $0.01 stated value.
     Authorized and unissued 64,000 shares (Note 6)                                                 -                        -
   Class A Convertible Common Stock, no par value, $0.01 stated value.
     Authorized 50,000,000 shares; issued and outstanding 409,387 and
       351,545 shares, respectively                                                             4,094                    3,515
   Additional paid in capital (Note 6)                                                     32,134,422                        -
   Common Stock, no par value.
     Authorized and unissued 100,000,000 shares                                                     -                        -
   Stock warrants exercisable (Note 6)                                                     21,310,000                        -
   Accumulated other comprehensive income - (unrealized appreciation on
     securities, net of taxes)                                                             12,905,243               13,949,895
   Retained earnings                                                                      139,316,108              181,083,378
                                                                                         ------------             ------------
Total shareholders' equity                                                                205,669,867              195,036,788
Commitments and contingencies (Note 7)                                                              -                        -
                                                                                         ------------             ------------
Total liabilities and shareholders' equity                                               $612,931,057             $553,362,970
                                                                                         ============             ============

See accompanying notes

                            CERULEAN COMPANIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED

                                             THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                                1998                 1997                1998                  1997
                                            -------------       -------------       ---------------       ---------------
Revenues:
   Premiums                                 $ 444,728,175       $ 377,349,234       $ 1,270,223,761       $ 1,116,277,830
   Investment and other income                  4,682,916           4,065,139            12,679,249            12,074,011
   Realized gains                               1,613,090           5,329,668             7,697,457            11,116,690
                                            -------------       -------------       ---------------       ---------------
Total revenues                                451,024,181         386,744,041         1,290,600,467         1,139,468,531
Benefits expense                              389,519,695         342,465,693         1,113,398,559         1,011,509,901
Operating expenses, net of
   expense reimbursements of $20,255,422,
   $15,841,288, $53,572,944 and
   $46,038,883, respectively                   50,455,919          43,117,134           153,250,644           125,315,572
                                            -------------       -------------       ---------------       ---------------
Operating income                               11,048,567           1,161,214            23,951,264             2,643,058
Non-operating income (Note 3)                      63,750                   -               191,250             1,275,000
                                            -------------       -------------       ---------------       ---------------
Income before income
   taxes, minority
   interests and extraordinary item            11,112,317           1,161,214            24,142,514             3,918,058
Income tax expense (benefit) (Note 4)           3,331,000          (1,017,000)            7,067,000              (915,000)
Minority interest in (earnings) losses
   of joint venture investments                  (256,909)            487,058            (2,152,283)              826,638
                                            -------------       -------------       ---------------       ---------------
Income before extraordinary item                7,524,408           2,665,272            14,923,231             5,659,696
Extraordinary item - endowment of a
   non-profit foundation (Note 5)                       -                   -           (54,445,000)                    -
                                            -------------       -------------       ---------------       ---------------
Net income (loss)                           $   7,524,408       $   2,665,272       $   (39,521,769)      $     5,659,696
                                            =============       =============       ===============       ===============

See accompanying notes.


                            CERULEAN COMPANIES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    UNAUDITED

                                             THREE MONTHS ENDED SEPTEMBER 30,           NINE MONTHS ENDED SEPTEMBER 30,
                                                 1998                1997                1998                   1997
                                            -------------       -------------       ---------------       ---------------
Net income (loss)                           $   7,524,408       $   2,665,272       $   (39,521,769)      $     5,659,696
Other comprehensive income (loss),
   net of tax:
  Unrealized holding gains (losses)
   arising during period net of
   reclassification adjustment for
   gains included in net income of
   $1,133,448, $4,263,734,
   $6,000,942 and $8,893,352,
   respectively                                (4,135,883)           (319,385)           (1,044,652)            3,381,179
                                            -------------       -------------       ---------------       ---------------
Comprehensive income (loss)                 $   3,388,525       $   2,345,887       $   (40,566,421)      $     9,040,875
                                            =============       =============       ===============       ===============



See accompanying notes.

                            CERULEAN COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                                             1998                  1997
                                                                                         ------------          ------------
OPERATING ACTIVITIES
Net income (loss)                                                                        $(39,521,769)         $  5,659,696
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Non-cash and non-operating items:
      Extraordinary item - endowment of a non-profit foundation                            53,445,000                     -
      Depreciation                                                                          8,022,137             7,198,286
      Amortization                                                                            256,746               216,188
      Uncollectible receivables                                                             1,799,943               298,832
      Gain on sale of investments                                                          (7,697,457)          (11,116,690)
      Loss (gain) on sale of property and equipment                                            89,887               (11,098)
      Non-operating income                                                                   (191,250)           (1,275,000)
   Decrease (increase) in certain assets:
      Reimbursable portion of estimated benefit liabilities                                (4,060,000)              971,000
      Accounts receivable                                                                  (4,276,599)          (10,309,775)
      Other assets                                                                         (1,795,959)           (6,196,583)
   Increase (decrease) in certain liabilities:
      Estimated benefit liabilities                                                        31,182,575            18,271,146
      Unearned premiums                                                                     5,266,281            (1,268,092)
      Accounts payable and accrued expenses                                                14,021,076            (1,070,730)
      Payables to other plans                                                                (789,822)           (1,324,208)
      Other liabilities                                                                       509,398             5,645,131
      Minority interest in sale of stock and stock warrants
         by a subsidiary                                                                     (183,750)           (1,225,000)
                                                                                         ------------          ------------
Net cash provided by operating activities                                                  56,076,437             4,463,103

INVESTING ACTIVITIES
Investments purchased                                                                    (213,332,434)         (159,857,716)
Investments sold or matured                                                               180,593,593           120,345,710
Property and equipment purchased                                                          (10,335,625)           (7,780,290)
Property and equipment sold                                                                    54,138               170,400
                                                                                         ------------          ------------
Net cash used in investing activities                                                     (43,020,328)          (47,121,896)

FINANCING ACTIVITIES
Repayment of note payable                                                                  (3,500,000)                    -
Sale of stock warrants by a subsidiary                                                        375,000                     -
Sale of stock by a subsidiary                                                                       -             2,500,000
                                                                                         ------------          ------------
Net cash (used in) provided by financing activities                                        (3,125,000)            2,500,000
                                                                                         ------------          ------------

Increase (decrease) in cash and cash equivalents                                            9,931,109           (40,158,793)
Cash and cash equivalents at beginning of period                                           35,001,855            89,024,410
                                                                                         ------------          ------------
Cash and cash equivalents at end of period                                               $ 44,932,964          $ 48,865,617
                                                                                         ============          ============

See accompanying notes.

                            CERULEAN COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                    UNAUDITED

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. However, it is not required to be implemented in interim financial statements in the initial year of its application. Management of the Company is presently assessing the effect that SFAS No. 131 will have on the Company's current consolidated financial statements and footnote disclosures; however, the application of the new rules will not have an impact on the Company's financial position or results from operations.

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

In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. This statement standardizes the accounting and reporting for hedging activities, and is effective for all fiscal quarters beginning after September 15, 1999. The Company does not participate in hedging activities. Therefore, the adoption of SFAS No. 133 will have no impact on the Company's financial position or results from operations.

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

In January 1998, a hospital purchased stock warrants exercisable for common stock of one of the Company's CHPN subsidiaries in exchange for a $1.0 million note receivable. The $1.0 million note will be paid ratably over two years. As of September 30, 1998, $375,000 has been received. In accordance with the CHPN formation agreement, the Company's 51% equity interest was not diluted as a result of this transaction. The Company recorded non-operating income of $191,250 for its portion of this transaction and increased the minority interest liability for this CHPN by $183,750.

4. INCOME TAXES

The Company's income tax expense consisted primarily of federal alternative minimum tax. The effective tax rate for the 1998 period was impacted by CHPN subsidiaries which incurred taxes at a 34% rate and which do not join in the filing of the Company's consolidated tax return. Additionally, contributing to the higher rate were state income taxes for CHPNs and other permanent book to tax differences, including non-deductible expenses.

5. SETTLEMENT OF THE CONVERSION LITIGATION

On September 3, 1997, a lawsuit (the "Lawsuit") was filed in the Superior Court of Fulton County by Plaintiffs Let's Get Together, Inc.; Statewide Independent Living Council of Georgia, Inc.; Living Independence for Everybody, Inc.; Aids Survival Project, Inc.; Women's Policy Education Fund, Inc.; Disability Connections-The Middle Georgia Center for Independent Living, Inc.; Physicians for a National Health Program, Inc.; Campaign for a Prosperous Georgia, Inc.; and Friends and Survivors Standing Together, Inc. (collectively, the "Plaintiffs") on behalf of themselves and a class putatively composed of all other 501(c)(3) organizations in Georgia seeking, among other things, to invalidate a Georgia statute upon which certain aspects of the conversion of Blue Cross and Blue Shield of Georgia, Inc. from a not for profit corporation to a business corporation was based. The complaint named BCBSGA, the Company and the Commissioner of Insurance of the State of Georgia as defendants. An additional, similar request for declaratory ruling was filed with the Georgia Insurance Department on September 3, 1997.

The Plaintiffs' claims related to the conversion of BCBSGA from a non-profit entity to a for-profit entity which occurred as part of a Plan of Conversion submitted to a public hearing November 21, 1995, and approved by the Georgia Commissioner of Insurance in an order dated December 27, 1995. The complaint sought to have the fair market value of the assets of BCBSGA as of December 27, 1995, plus interest from December 27, 1995, placed in a public trust for the use and benefit of a class of nonprofit charitable organizations. On October 3, 1997, the Georgia Insurance Department denied the Plaintiffs' request for declaratory ruling, which decision the Plaintiffs appealed. On October 31, 1997, the Company and BCBSGA filed a motion to dismiss the Lawsuit. Oral argument was held on January 12, 1998.

On July 8, 1998, the Company entered into a stipulation and agreement of settlement of the Lawsuit (the "Settlement") subject to the approval of the Superior Court of Fulton County, Georgia (the "Court"). On August 17, 1998, six individuals, including two shareholders, filed a motion to intervene in the lawsuit and an objection to the Settlement. A settlement hearing was held on August 20, 1998 to determine, among other things, if the terms and conditions of the Settlement were fair and reasonable and should be approved by the Court.

On August 21, 1998, the judge denied the motion to intervene and entered a final order approving the Settlement. The effective date of the Settlement was September 21, 1998, the date on which the appeal period expired after the entry of the final order. Under the terms of the Settlement, the Company established a new non-profit foundation for the advancement of health care for all Georgians and paid to the foundation, as endowment, and to the Plaintiffs' lawyers (together, the "Foundation"), an aggregate of $1.0 million in cash, 57,772 shares of Class A Convertible Common Stock (the "Class A Stock") and 63,853 warrants (the "Warrants") exercisable for shares of non-voting Series A Preferred Stock (the "Series A Stock") in the Company. Together the Class A Stock and the Series A Stock represented by the Warrants will equal 20% of the total equity after the issuance of the Series A Stock upon the exercise of the Warrants. The aggregate exercise price for the Warrants is $21.0 million.

During June 1998, the Company recorded an extraordinary charge of $54.4 million for the payment to the Foundation which, in management's judgement, represented fair value as of the date of the Settlement. The Company recorded a full valuation allowance against the related expected tax benefit.

6. SHAREHOLDERS' EQUITY

CLASS A STOCK ISSUED TO FOUNDATION

The 57,772 shares of Class A Stock issued as part of the Settlement have all of the same terms and provisions as the other shares of Class A Stock as provided in the Company's Articles of Incorporation (the "Articles"), except that the Foundation has the right to tender for redemption shares of Class A Stock for an aggregate redemption price of $1.0 million. Under the Company's Articles, this redemption right was required to be separately authorized by holders of a majority of the shares of Class B Convertible Preferred Stock (the "Class B Stock") which authorization was granted at a meeting of holders of Class B Stock held on September 15, 1998.

STOCK WARRANTS EXERCISABLE

The Warrants are exercisable for 63,853 shares of Series A Stock. The Series A Stock is a new series of preferred stock created specifically for the Settlement. The Series A Stock has all of the economic attributes of Class A Stock, and each share of Series A Stock is the economic equivalent of one share of Class A Stock. The Series A Stock, however, has no voting rights. In those events in which there is a statutory voting right accorded to any class or series of capital stock, each share of Series A Stock automatically converts into one unit of the Company's Class A Common Stock Participation Rights (the "Company's Rights"). Each of the Company's Rights is the economic equivalent of one share of Class A Stock but has no voting rights. Consequently, the effect of the issuance of the Warrants and the Series A Stock is that there are no circumstances under which the equity interest represented by the Warrants has any voting rights.

The Warrants also provide that upon the occasion of certain so-called "Major Events," the Warrants must be exercised in a cashless exercise. The effect of this provision is that the Warrants will be automatically converted into shares of Series A Stock according to a formula provided in the Warrants. The Series A Stock has been authorized by the Company's Board of Directors and holders of a majority of the outstanding shares of Class B Stock, and an amendment to the Company's Articles creating the Series A Stock was filed with the Georgia Secretary of State.

7. COMMITMENTS AND CONTINGENCIES

PROPOSED MERGER

On July 9, 1998, the Company entered into an agreement and plan of merger (the "Merger Agreement") with WellPoint Health Networks Inc. ("WellPoint") and a subsidiary of WellPoint. Pursuant to the Merger Agreement, the Company will become a wholly owned subsidiary of WellPoint. Finalization of the transaction is subject to, among other things, the approval of the shareholders of the Company, the approval of the Commissioner of Insurance of the State of Georgia, the approval of the Blue Cross and Blue Shield Association and certain approvals of the Health Care Financing Administration. Upon closing the transaction, shareholders of the Company will exchange their shares for WellPoint shares or cash in a transaction valued at $500 million.

LEGAL PROCEEDING

On September 18, 1998, Plaintiffs Allen Saravuth, Nga Nguyen, Chansamone Sengsavath and Fatana Pirzad, individually and on behalf of all others similarly situated, filed a lawsuit against the Company, BCBSGA, James L. Laboon, Jr., Fred L. Tolbert, Jr., Richard D. Shirk, James E. Albright, W. Daniel Barker, Elizabeth W. Camp, Louis H. Felder, M.D., Edward M. Gillespie, Joseph D. Greene, Mel H. Gregory, Jr., Frank J. Hanna, III, R. Pierce Head, Jr., Charles H. Keaton, James H. Leigh, Jr., M.D., Julia L. Mitchell-Ivey, Charles R. Underwood, M.D.,W. Jerry Vereen, A. Max Walker, Dan H Willoughby, M.D., Joe M. Young, and John B. Zellars (collectively, the "Defendant Directors") in the Superior Court of Richmond County ("the Court of Richmond"), State of Georgia, bearing Civil Action File No. 98-RCCV-806. In addition, Plaintiffs filed a Motion for Temporary Restraining Order and Interlocutory Injunctive Relief, which was heard and denied by the Court of Richmond on September 21, 1998. The Plaintiffs identify themselves as four individuals who were entitled to receive shares of the Company's stock in connection with the conversion of BCBSGA from a non-profit corporation to a regular business corporation. The Plaintiffs assert claims for specific performance, fraud, breach of provisions of the Insurance Code of Georgia, breach of fiduciary duty, and request declaratory judgment and certification of a class action consisting of all persons who were "eligible subscribers" of BCBSGA as of February 1, 1996, and who did not become holders of Class A Stock of the Company. The Plaintiffs allege that they and the members of the purported class are entitled to receive shares of Class A Stock in the Company. The Plaintiffs allege alternatively that offering materials disseminated by BCBSGA during 1996 relating to Class A Stock of the Company contained materially misleading and deceptive statements and omissions and that Plaintiffs and the purported class members are entitled to an award of damages in excess of $100 million.

The Plaintiffs also assert derivative causes of action against the Defendant Directors alleging that the Defendant Directors breached fiduciary duties by, among other things, approving the placement and issuance of Class B Stock in the Company during 1996, the issuance of Class A Stock in the Company, the settlement of the Let's Get Together, Inc. et al. v. Insurance Commissioner, et al., Civil Action E-61714 (Superior Court of Fulton County, Georgia) lawsuit, and certain management compensation. On October 28, 1998, the Company and BCBSGA filed answers and a motion to dismiss. The case remains pending. No discovery has taken place as of this date. After considering the complaint, management of the Company believes the case to be without merit and, in any event, believes that its impact on the assets of the Company, if any, would not be material.

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

On July 9, 1998, the Company entered into an agreement to merge with WellPoint Health Networks Inc. ("WellPoint") and a subsidiary of WellPoint. For further information, see Note 7 of the Notes to Consolidated Financial Statements (Unaudited), which is incorporated herein by reference.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

Premium revenues increased 18% to $444.7 million for the three months ended September 30, 1998 from $377.3 million for the three months ended September 30, 1997. Premium revenues for indemnity and PPO products increased $17.1 million to $281.0 million for the three months ended September 30, 1998 primarily as a result of rate increases during the 1998 period offset, in part, by a shift in product mix as consumers selected products with lower cost benefit design in the 1998 period. HMO and POS premiums increased $49.9 million to $159.4 million for the three months ended September 30, 1998 primarily as a result of rate increases during the 1998 period and continued growth in membership for HMO and POS products. New sales, in-group growth, and to a lesser extent, migrations from traditional indemnity products into HMO and POS products, continued to drive HMO and POS membership growth to 424,000 members at September 30, 1998 from 320,000 members at September 30, 1997. HMO and POS products accounted for 36% of total premiums for the three months ended September 30, 1998, compared to 29% of total premiums for the three months ended September 30, 1997.

Investment and other income of $4.7 million for the three months ended September 30, 1998 increased $0.6 million compared to the same period in 1997 as a result of growth in the Company's investment portfolio during the period.

Realized gains on the sale of marketable securities of $1.6 million for the three months ended September 30, 1998 were $3.7 million lower than gains realized for the three months ended September 30, 1997. The results in 1998 and 1997 are not necessarily indicative of results to be expected in the future. The magnitude of realized gains in any period can fluctuate due to fixed income and equity market performance, as well as timing of individual sale transactions, which are subject to decisions made by the Finance Committee of the Company's Board of Directors or by individual investment portfolio managers.

The Company's loss ratio (benefits expense as a percentage of premium revenues) improved to 87.6% for the three months ended September 30, 1998 from 90.8% for the three months ended September 30, 1997. This was primarily the result of an improvement in the loss ratio for HMO and POS products to 83.9% for the third quarter of 1998 from 90.4% for the third quarter of 1997 as the Company recognized the benefit of rate increases in the 1998 period and medical cost improvement actions implemented in late 1997 and 1998.

Operating expenses increased 17% to $50.5 million for the third quarter of 1998 from $43.1 million for the third quarter of 1997, principally due to growth in the Company's infrastructure necessary to support the increased HMO and POS membership base, information technology development costs, Year 2000 renovation costs and Medicare Risk product development. Additionally, during the three months ended September 30, 1998, the Company recognized increased operating expenses related to the settlement of the Lawsuit and the proposed merger with WellPoint.

The Company's income tax expense for both periods consisted primarily of federal alternative minimum tax. The effective tax rate of 30% for the 1998 period was impacted by CHPN subsidiaries which do not join in the filing of the Company's consolidated tax return. Additionally, contributing to the higher rate were state income taxes for CHPNs and other permanent book to tax differences, including non-deductible expenses. The income tax benefit for the three months ended September 30, 1997 was principally due to a non-recurring benefit realized in 1997 for certain long-lived tax assets for which deductions will occur in the future.

As a result of the foregoing factors, net income was $7.5 million for the three months ended September 30, 1998 compared to $2.7 million for the same period a year ago.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

Premium revenues increased 14% to $1,270.2 million for the nine months ended September 30, 1998 from $1,116.3 million for the nine months ended September 30, 1997. Premium revenues for Indemnity and PPO products increased $8.9 million to $812.1 million for the nine months ended September 30, 1998 primarily as a result of rate increases during the 1998 period offset, in part, by a shift in product mix as consumers selected products with lower cost benefit design in the 1998 period. HMO and POS premiums increased $143.6 million to $445.6 million for the nine months ended September 30, 1998 resulting from a 33% increase in membership. New sales, in-group growth, and to a lesser extent, migrations from traditional indemnity products into HMO and POS products, continued to drive HMO and POS membership growth to 424,000 members at September 30, 1998 from 320,000 members at September 30, 1997.

Investment and other income of $12.7 million for the nine months ended September 30, 1998 increased $0.6 million compared to the nine months ended September 30, 1997 as a result of growth in the Company's investment portfolio during the period.

Realized gains of $7.7 million on the sale of marketable securities for the nine months ended September 30, 1998 were $3.4 million lower than gains realized in the nine months ended September 30, 1997. The results in 1998 and 1997 are not necessarily indicative of results to be expected in the future. The magnitude of realized gains in any quarter can fluctuate due to fixed and equity market performance, as well as timing of individual sale transactions, which are subject to decisions made by the Finance Committee of the Company's Board of Directors or by individual investment portfolio managers.

The Company's loss ratio (benefits expense as a percentage of premium revenues) improved to 87.7% for the nine months ended September 30, 1998 from 90.6% for the nine months ended September 30, 1997. This was primarily a result of increases in the 1998 period, medical cost improvement actions implemented in late 1997 and early 1998, and in part to an improvement in payment patterns and claims trends from prior year's claims estimates, principally for the Company's HMO and POS products. The loss ratio for indemnity and PPO products improved to 90.1% for the 1998 period from 91.8% for the same period in 1997. The loss ratio for HMO and POS products improved to 84.1% for the first nine months of 1998 from 88.9% for the comparable 1997 period.

Operating expenses increased 22% to $153.3 million for the nine months ended September 30, 1998 from $125.3 million for the nine months ended September 30, 1997, principally due to growth in the Company's infrastructure necessary to support the increased HMO and POS membership base, information technology changes, Year 2000 renovation costs and Medicare Risk product development. Additionally, during the nine months ended September 30, 1998, the Company recognized increased operating expenses related to the settlement of the Lawsuit and the proposed merger with WellPoint. As a result, the operating expense ratio increased to 12.1% for the nine months ended September 30, 1998, from 11.2% for the nine months ended September 30, 1997.

In January 1998, a hospital purchased stock warrants exercisable for common stock of one of the Company's CHPN subsidiaries in exchange for a note receivable. In January 1997, a hospital purchased a 5% interest in one of the Company's CHPN subsidiaries. These transactions were recorded as non-operating income for the nine months ending September 30, 1998 and 1997.

The Company's income tax expense for both periods consisted primarily of federal alternative minimum tax. The effective tax rate of 29% for the 1998 period was impacted by CHPN subsidiaries which do not join in the filing of the Company's consolidated tax return. Additionally, contributing to the higher rate were state income taxes for CHPNs and other permanent book to tax differences, including non-deductible expenses. In 1997, the Company increased the net value of certain long-lived assets which provided an additional tax benefit of approximately $2.1 million for 1997 of which $1.6 million was recognized during the nine months ended September 30, 1997. As a result of the foregoing, the Company recorded a tax benefit of $0.9 million for the nine months ended September 30, 1997.

On July 8, 1998, the Company entered into a stipulation and agreement of settlement of the Lawsuit. The Company endowed a new non-profit foundation and issued cash, common stock and warrants pursuant to the Settlement; in connection with this transaction, the Company recognized $54.4 million as an extraordinary item for the nine months ended September 30, 1998.

As a result of the foregoing factors, income before extraordinary item increased to $14.9 million for the nine months ended September 30, 1998 from $5.7 million for the nine months ended September 30, 1997. After the extraordinary item the Company recognized a net loss of $39.5 million for the nine months ended September 30, 1998 compared to net income of $5.7 million for the nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

The Company has both short-term and long-term liquidity needs and has structured its investment portfolios accordingly. Short-term liquidity needs to fund operating costs, as well as the payment obligations to customers, are met from funds invested primarily in institutional money market accounts. Assets not required for short-term liquidity needs are transferred to a portfolio of investments in the fixed income and equity markets. This portfolio, which provides reserves for future payment obligations and funds for long-term liquidity needs, is managed by several independent advisory firms. The Company's investment policies are designed to provide liquidity to meet anticipated payment obligations, to preserve capital and to maximize yield in conformance with all regulatory requirements. Of the Company's total investment portfolio, $299.6 million is held at its insurance subsidiaries and is invested subject to limitations prescribed by Georgia insurance statutes.

Net cash provided by operating activities amounted to $56.1 million for the nine months ended September 30, 1998. Income before extraordinary item was $14.9 million, an increase of over $9.3 million from the same period a year ago. In addition, estimated benefit liabilities, accounts receivable from members, unearned premiums and accounts payable were affected by timing of operating cash payments and receipts, as well as changes in membership, utilization and claims payment trends. Because of the nature of the Company's business, the cash flows from operations for interim periods are not necessarily indicative of cash flows from operations expected for the entire year. The Company believes its future cash resources will be adequate to meet its operating requirements.

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

The Company believes that its long-term capital requirements can be met with a combination of (i) the Company's current resources, including proceeds from the sale of the Class B Stock, (ii) cash flows from operations, (iii) borrowings and
(iv) potential debt or equity offerings. The consummation of the proposed merger with WellPoint will provide the Company with additional capital alternatives.

COMMITMENTS AND CONTINGENCIES

See the description under the same caption in Note 7 of the Notes to Consolidated Financial Statements (Unaudited), which is incorporated herein by reference.

YEAR 2000 COMPUTER SOFTWARE MODIFICATION COSTS

All companies that operate on mature computer software programs face the difficult task of how to reprogram or replace their existing systems that have protocols which address dates in terms of the 20th century (19xx) only.

The Company has analyzed its systems and has formulated a comprehensive plan to either modify or replace portions of its software and hardware so that those systems will properly function when processing information involving dates after 1999. The Company's plans to resolve the Year 2000 issue involve the following phases: (1) awareness; (2) assessment; (3) renovation; (4) validation; (5) implementation and (6) contingency planning.

During 1997, the Company began its assessment of all systems that could be significantly effected by the Year 2000 issue. Detailed plans for renovation were finalized in early 1998. The Company is currently in the process of renovating and testing those systems and estimates that the required changes will be completed during early 1999. Once the software is renovated, the Company begins validation and implementation of the updated systems. The Company estimates that the validation and implementation phases should be completed by the end of the second quarter 1999.

The Company conducts business with certain external parties, including suppliers, customers, providers, and financial service organizations. The Company is in the process of identifying and contacting external parties with which it interacts to determine Year 2000 compliance issues and to assess the Company's potential business risk of non-compliance by third parties. The Company cannot guarantee that the systems of external parties upon which the Company depends will be Year 2000 ready.

The Company utilizes both internal and external resources to renovate, replace, test and implement the software and equipment to satisfy Year 2000 requirements. The total cost of the Year 2000 changes is estimated at $13.0 million and is being funded through operating cash flows. Through September 30, 1998, the Company has incurred $2.8 million in capital expenditures and has expensed $5.3 million with $3.4 million expensed in the 1998 period. Remaining Year 2000 costs are estimated at $4.9 million and include $3.1 million for renovation expense. Costs of new software are capitalized and will be amortized over three to five years.

The Company has received independent reviews of all corporate Year 2000 compliance activities from third parties. At this time, the Company has not identified any business function which would suffer from Year 2000 problems if the Year 2000 plan was successfully implemented. However, failure to successfully execute the plan or the failure of external parties to achieve their Year 2000 compliance could have a material adverse impact on the Company's financial position and results of operations as the Company utilizes automated systems to process claims, bill members, maintain membership data, perform utilization management and many other functions.

The Company is also in the process of developing a contingency plan with a third party consulting group in the event that all phases of the Year 2000 plan are not completed. The contingency plan is scheduled to be completed by the end of the second quarter of 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Note 5 of the Notes to Consolidated Financial Statements (Unaudited) in Part I,
Item 1 regarding the settlement of the Lawsuit filed on September 3, 1997 in the Superior Court of Fulton County by nine groups on behalf of themselves and a class putatively composed of all other 501(c)(3) organizations in Georgia is incorporated herein by reference.

Note 7 of the Notes to Consolidated Financial Statements (Unaudited) in Part I,
Item 1 regarding the lawsuit filed on September 18, 1998 in the Superior Court of Richmond County is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES

(c) On September 22, 1998, pursuant to a court order from the Superior Court of Fulton County, the Company issued 57,772 shares of Class A Stock and 63,853 Warrants exercisable for Series A Stock to the Foundation in connection with the Settlement in reliance on the exemption from registration contained in Section 3(a)(10) of the Securities Act of 1933, as amended. Notes 5 and 6 of the Notes to Consolidated Financial Statements (Unaudited) in Part I, Item 1, regarding the Settlement and the terms of conversion and exercise of the securities issued in the Settlement are incorporated herein by reference.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of holders of Class B Stock was held on September 15, 1998. At this meeting, the holders of Class B Stock approved the issuance of the Series A Stock upon the exercise of the Warrants and the redemption of an amount of shares of Class A Stock held by the Foundation equal in value to up to $1.0 million, both as described in Notes 5 and 6 of the Notes to Consolidated Financial Statements (Unaudited) in Part I, Item 1, regarding the terms of the Settlement and incorporated herein by reference. In addition, the holders of Class B Stock elected Frank J. Hanna, III to serve as a Preferred Designated Director of the Company until the 2001 Annual Meeting and William A. Alias, Jr.,
R. Pierce Head, Jr., Richard D. Shirk and Fred L. Tolbert, Jr. to serve as Directors of the Company until the 2001 Annual Meeting, or until their successors are duly elected and qualified. The other Directors of the Company whose terms continued after the meeting of holders of Class B Stock include:
James R. Albright, Elizabeth W. Camp, Edward M. Gillespie, Joseph D. Greene, Mel
H. Gregory, Jr., James L. LaBoon, Jr., James H. Leigh, Jr., M.D., James R. Lientz, Jr., Julia L. Mitchell-Ivey, Arnold Tenenbaum, W. Jerry Vereen and Joe
M. Young. For all items submitted to a vote, there were 48,900 votes for, with 1,000 abstaining.

ITEM 5. OTHER INFORMATION

See Note 7 of the Notes to Consolidated Financial Statements (Unaudited) in Part I, Item 1 regarding a Merger Agreement with WellPoint Health Networks Inc. ("WellPoint") and a subsidiary of WellPoint incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
2.1      Agreement and Plan of Merger, dated July 9, 1998, by and among Cerulean
         Companies, Inc., WellPoint Health Networks Inc. and Water Polo
         Acquisition Corp.(1)

3.1      Amended Articles of Incorporation of Cerulean Companies, Inc.*

3.2      Bylaws of Cerulean Companies, Inc.(2)

4.1      Stock Escrow Agreement among Cerulean Companies, Inc., Blue Cross and
         Blue Shield of Georgia, Inc. and SunTrust Bank, Atlanta.(2)

4.2      Specimen form of Class A Convertible Common Stock certificate.(2)

4.3 Amended Articles of Incorporation of Cerulean Companies, Inc. (included in Exhibit 3.1).*

4.4      Form of Warrant Agreement by and among Cerulean Companies, Inc., Healthcare
         Georgia, Inc., Endowed by Blue Cross and Blue Shield of Georgia and
         Carr, Tabb & Pope, LLP.*

10.1     Executive Compensation Plans and Arrangements

         (a)      Form of Change in Control Severance Protection Agreement for
                  Certain Employees of: Cerulean Companies, Inc., Blue Cross and
                  Blue Shield of Georgia, Inc., HMO Georgia, Inc., Greater
                  Georgia Life Insurance Company, Inc. and Group Benefits of
                  Georgia, Inc., Effective January 1, 1998, entered into by
                  Cerulean Companies, Inc. and each of Messrs. Raymond J.
                  Colleran, John A. Harris, Mark Kishel, M.D., Richard A.
                  Steinhausen, R. Neil Vannoy, Hugh J. Stedman, Richard F.
                  Rivers, Robert A. Yungk and two additional management employees of Blue Cross and Blue Shield of Georgia, Inc.(3)

         (b)      Form of Change in Control Severance Protection Agreement for
                  Certain Employees of: Cerulean Companies, Inc., Blue Cross and
                  Blue Shield of Georgia, Inc., HMO Georgia, Inc., Greater
                  Georgia Life Insurance Company, Inc. and Group Benefits of
                  Georgia, Inc., effective January 1, 1998, entered into by
                  Cerulean Companies, Inc. and twenty-eight management employees in addition to those listed in Exhibit 10.1(a).(3)

27       Financial Data Schedule.* (FOR SEC only)






-------------
*  This exhibit is filed herewith.
(1) This Appendix A of Form S-4, Registration No. 333-64955, filed by WellPoint Health Networks Inc. on September 30, 1998 is incorporated herein by reference.
(2) This exhibit to Form S-1, Registration No. 333-2796, filed on March 27, 1996 and subsequent amendments to the registration is incorporated herein by reference.
(3) This exhibit to Form 10-Q filed on August 14, 1998 is incorporated herein by reference.

(b) Reports on Form 8-K

    The Company filed a report on Form 8-K dated August 21, 1998. This filing was made in connection with the Lawsuit described in Note 5 of the Notes to Consolidated Financial Statements (Unaudited) in Part I, Item 1 which is incorporated herein by reference.

    The Company filed a report on Form 8-K dated September 18, 1998. This filing was made in connection with the Lawsuit described in Note 7 of the Notes to Consolidated Financial Statements (Unaudited) in Part I, Item 1 which is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          CERULEAN COMPANIES, INC.
                                                  Registrant


Date: November 11, 1998                   By:  /s/ Richard D. Shirk
                                               --------------------------------
                                               Richard D. Shirk, President and
                                               Chief Executive Officer




Date: November 11, 1998                   By:  /s/  John A. Harris
                                               --------------------------------
                                               John A. Harris, Treasurer