Form 10-K405
period 1998-12-31
CERULEAN COMPANIES INC
filed 1999-03-26
CIK 1009912

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

      (Registrant's telephone number, including area code: (404) 842-8000

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:
                 CLASS A CONVERTIBLE COMMON STOCK, NO PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ]No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Class A Convertible Common Stock and Class B Convertible Preferred Stock (voting stock) held by non-affiliates of the registrant as of March 26, 1999: The Class A Convertible Common Stock and the Class B Convertible Preferred Stock are not traded.

     The number of shares of the registrant's Class A Convertible Common Stock, no par value, $0.01 stated value, outstanding as of February 28, 1999 was 409,392.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Form S-1, Registration No. 333-2796, effective May 14, 1996 and subsequent amendments are incorporated by reference into Part II -Items 6 and 7 of this Form 10-K.

     Exhibits to Forms S-1, Registration No. 333-2796, effective May 14, 1996 and subsequent amendments are incorporated by reference into Part IV -- Item 14 of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            CERULEAN COMPANIES, INC.

                               TABLE OF CONTENTS
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1    BUSINESS....................................................    1
Item 2    PROPERTIES..................................................   13
Item 3    LEGAL PROCEEDINGS...........................................   14
Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   15
                                  PART II
Item 5    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.......................................   16
Item 6    SELECTED FINANCIAL DATA.....................................   17
Item 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.................................   19
Item 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..   26
Item 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   27
Item 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE..................................   27
                                  PART III
Item 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   28
Item 11   EXECUTIVE COMPENSATION......................................   35
Item 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT................................................   44
Item 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   45
                                  PART IV
Item 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
            8-K.......................................................   46
Signatures............................................................   49

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

     Cerulean Companies, Inc. (the "Company") was incorporated under the laws of the State of Georgia on February 2, 1996 to act as the holding company for Blue Cross and Blue Shield of Georgia, Inc. ("BCBSGA") and its subsidiaries and for other lawful purposes. BCBSGA was established in 1937 and through a series of business combinations and subsidiary operations had, by 1985, and has currently, the largest health insurance company market share in Georgia. During 1997, BCBSGA made a distribution of its investments in certain subsidiaries, including HMO Georgia, Inc. ("HMO-Ga") and Group Benefits of Georgia, Inc. ("GBG") to the holding company. As of December 31, 1998, BCBSGA and HMO-Ga had 825,000 insurance and administrative service contracts covering or administering benefits for approximately 1.6 million members. This represents more than 21% of the total Georgia population and includes approximately 22% of the over 3.5 million residents of the metropolitan Atlanta area.

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

     Following the Conversion, the Company issued 49,900 shares of Class B Convertible Preferred Stock (the "Preferred Stock") to raise $49.9 million in capital. After deducting offering costs, the net proceeds to the Company were $46.6 million. On May 14, 1996, the Company's registration under the Securities Act of 1933, as amended (the "Securities Act"), of the public offering of its Class A Stock with the Securities and Exchange Commission (the "Commission") became effective. The registration of the Class A Stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), became effective on June 30, 1997. As of February 28, 1999, a total of 70,323 eligible subscribers held 409,392 shares of Class A Stock. Presently, there is no market for Class A Stock or any equity securities of the Company.

PROPOSED MERGER

     On July 9, 1998, the Company entered into an agreement and plan of merger (the "Merger") with WellPoint Health Networks Inc. ("WellPoint") and a subsidiary of WellPoint. Pursuant to the Merger, the Company will become a wholly-owned subsidiary of WellPoint. Finalization of the transaction is subject to, among other things, the approval of the shareholders of the Company, the Commissioner and the Blue Cross and Blue Shield Association ("BCBSA"). Upon closing the transaction, shareholders of the Company will exchange their shares for WellPoint shares or cash in a transaction valued at $500 million.

     The Company and WellPoint have jointly filed a registration statement on Form S-4, Registration No. 333-64955 of WellPoint filed December 4, 1998, containing a proxy statement related to the Merger. Upon the effective date of the registration statement with the Commission, the Company will mail a proxy statement to its shareholders, soliciting their proxies for the approval of the Merger with WellPoint and in the case of Class A shareholders, their election of cash or stock. The Company expects to hold the related shareholder meeting during the second quarter of 1999.

INDUSTRY OVERVIEW

     According to the Health Care Financing Administration ("HCFA"), health care spending in the U.S. rose from $836.5 billion in 1992 to $1,092.4 billion in 1997, an average annual increase of approximately 5.5%. This rate was considerably more than the average annual increase of the Consumer Price Index ("CPI") of approximately 2.6% for the same period. Health care spending accounted for over 13% of the Gross Domestic Product ("GDP") from 1992 through 1997. On an absolute dollar basis, as well as on a percentage of GDP basis, the United States spends more on health care than any other country in the world. Several factors have contributed to the dramatic increase in health care expenditures, including the aging of the population, increased use of high-technology treatments and tests, the rising cost of malpractice insurance and higher operating costs for hospitals, physicians and other health care providers. Prior to the development of managed health care, most health insurers offered health care benefit plans known as indemnity, or fee-for-service plans, which do not typically provide incentives to use particular providers for the provision of discounted care or include other cost-containment features.

     Due to the escalating cost of health care services, customers (both groups and individuals) began to demand lower cost alternatives to traditional indemnity insurance plans. Managed health care plans were developed to attempt to provide access to appropriate health care services in an affordable manner. Typically, health maintenance organization ("HMO") and preferred provider organization ("PPO") plans develop networks of health care providers to deliver health care at favorable rates while participating in quality initiatives together with utilization management and other cost control measures. An important factor in controlling costs is the number of members (i.e., enrolled health care consumers) that a managed care benefit plan can direct to providers. Under many managed care plans, providers are reimbursed based on either capitation (a fixed monthly fee per member regardless of frequency of use, generally used by HMOs for physicians and ancillary medical services such as laboratory services) or a negotiated per diem (daily rates, generally used for hospitals) or limited fee schedules (generally used for specialty physicians). Managed health care plans also feature a variety of methods of health care utilization management to monitor the type, quantity and setting of services obtained. Utilization management programs are designed to provide incentives to encourage providers to use health care resources effectively.

     Different types of health care utilization management and cost control methods differentiate managed health care plans. HMOs generally require members to use network providers exclusively, except in emergency cases, and to consult with a primary care physician prior to obtaining treatment from specialists. In addition, HMOs generally include capitated payment arrangements with network providers who charge members only modest copayments. A point of service network plan ("POS") provides members with an HMO service option for network coverage and also permits the member, at the time medical service is required, to choose a provider that is not a member of the HMO network at additional cost. POS plans generally require the use of a primary care physician within the network to coordinate health care services for the members, while PPO plans often do not. PPO and POS plans also provide members with the option of using non-network providers under indemnity-type coverage terms which require higher coinsurance payments by members and higher deductibles. These member payments are generally limited to an out-of-pocket maximum. Coinsurance and higher deductible requirements for non-network care in POS and PPO plans are designed to encourage greater utilization of the network care by members, thereby reducing costs. See "Business -- Business Lines and Products."

     According to a compilation of industry sources, in 1997 the total number of HMO members nationwide grew by an estimated 6.4 million people, to 83.4 million. Since 1992, HMO enrollment nationally has more than doubled. The Georgia marketplace is extremely diverse, ranging from the major metropolitan area of Atlanta with a 1997 population in excess of 3.5 million to several mid-sized cities to very rural areas. The southern half of the State of Georgia is primarily rural and dominated by an agrarian economy. The State of Georgia has an HMO market penetration of only 18%. Based on industry sources, the five states with the highest HMO penetration in the country at the end of 1997 have HMO market shares ranging from 42% to 61%. HMO membership in the State of Georgia for 1997 increased approximately 187% over 1992, at a rate greater than the rate of growth nationally, due in part to the state's low HMO market penetration in the early 1990s. HMO membership for 1997 in the metropolitan Atlanta area, where the 1997 HMO market penetration was approximately 40%, increased more than 200% over 1992, reflecting the increased consumer demand for managed care plans in the Atlanta area.

     The Company's rate of growth in HMO membership exceeded both the national and state rates of growth, increasing over 640% for the 1992-1997 period. The higher rate of growth for the Company is attributable to its growth in HMO membership specifically in the metropolitan Atlanta area. The Company experienced a rate of growth in the Atlanta market of over 600% for the 1992-1997 period.

GENERAL

     The Company, through its subsidiaries, has the largest health insurance company market share in Georgia, with 825,000 insurance and administrative service contracts covering or administering benefits for approximately 1.6 million members as of December 31, 1998 (including HMO, PPO and POS members). This represents over 21% of the total Georgia population. BCBSGA has one of the State's largest PPO memberships, serving approximately 354,000 members as of December 31, 1998. HMO-Ga, a health maintenance organization which also offers POS products, serves an additional 440,000 members. Greater Georgia Life Insurance Company, Inc. ("GGL"), a subsidiary of BCBSGA and GBG, a subsidiary of the Company, are also part of the consolidated group. GGL offers group life, accident and disability insurance products that are sold in conjunction with the Company's health products. GGL has an "A-" rating from A.M. Best and is licensed to offer its products in Alabama, Georgia, Mississippi, North Carolina, South Carolina and Tennessee. GBG principally provides workers compensation medical management services.

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

     The Company offers its traditional indemnity products and its HMO, POS and PPO products exclusively within the boundaries of the State of Georgia. The Company and certain of its subsidiaries are licensed by BCBSA to use the Blue Cross and Blue Shield names and logos only in the State of Georgia. While there are only limited BCBSA restrictions on the conduct of business by the Company or its subsidiaries outside the State of Georgia under a different name, substantially all of the Company's revenue is currently associated with Georgia business.

     BCBSGA and HMO-Ga have a comprehensive quality management program which focuses on assessment, management and monitoring of inpatient and ancillary service costs. The quality management program monitors, collects data on and evaluates inpatient and outpatient medical care, inclusive of preventive and mental health services, as well as the level of customer service provided to members by physicians and other medical providers. The Company has a disciplined credentialing function which monitors the recruitment and retention of its provider panels throughout the state. BCBSGA's PPO was the first preferred provider organization in Georgia to receive full accreditation from the Utilization Review Accreditation Commission. Additionally, in 1997, HMO-Ga was awarded a full, three year accreditation by the National Committee for Quality Assurance ("NCQA"). The NCQA is a nationwide organization which evaluates quality assurance programs for HMOs.

     At present, HMO-Ga is licensed and operational as an HMO in eight markets in Georgia representing more than 5.9 million residents, including Atlanta. HMO-Ga's HMO and POS products are serviced through networks of primary care physicians, specialist physicians and hospitals. Beginning in January 1995, HMO-Ga also began supporting its products through Community Health Partnership Networks ("CHPNs").

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

     Within the Individual Business Unit, health insurance products are sold to individuals (or individual families) under age 65, or to persons over age 65 who are Medicare eligible. Local Market Business Units offer a full line of health insurance products for employer groups of less than 500 employees. The Major/National Business Unit offers a full line of health benefit products to employer groups with 500 or more covered employees and the National Par Business Unit supports participating plan accounts of Georgia employees of national employers sold through other Blue Cross and Blue Shield plans.

STRATEGIC INITIATIVES

  CHPNs

     As a result of concern with rising health care costs and changing trends in the health care industry, the Company determined to develop its own integrated delivery systems for managed health care products. The Company's CHPNs are the cornerstone of this strategy. CHPNs have facilitated the introduction of the Company's HMO and POS products into new markets which have provided alternatives to group customer demand for lower cost health care. CHPNs are locally based equity ventures between the Company and a local physician group and/or hospital, which owns the remaining equity interests in the CHPN. The Company owns at least 51% of the equity interests in each CHPN it has organized, and the local physician group and/or hospital owns the remaining equity interest. Clinical services are provided by the physician or hospital partners as well as other providers with which the CHPN maintains contracts, and BCBSGA provides sales, management and administrative services, including information systems and data management services through service contracts with the CHPNs. Premium and fee revenues are received from subscribers by HMO-Ga which retains a flat percentage for administration and as a contribution to surplus. After deduction for premium taxes, the remaining premium revenue is used for payment of medical expenses and for contribution to the CHPN's retained earnings.

     The Company has taken several actions to support the CHPNs, including (i) providing initial and additional capital, (ii) hiring experienced managers to oversee sales, medical network management and financial performance in the local markets, (iii) providing dedicated claims processing and membership services,
(iv) developing a strategic information systems plan that addresses the information requirements, applications needs and systems architecture necessary to support the CHPNs and (v) enhancing medical management activities and continued development of NCQA processes and Health Plan Employer Data and Information Set ("HEDIS") reporting. Atlanta Healthcare Partners, Inc. (which operates in the Atlanta metropolitan area and surrounding counties) was the first CHPN to become operational. At the end of 1998 additional CHPNs, jointly owned by the Company and health care providers, were operational in the Augusta, Athens, Macon and Savannah markets. On February 22, 1999, the Company and the health care providers that were parties to the CHPN in the Macon market entered into a Termination Agreement that terminates the Macon CHPN, effective March 31, 1999.

  Information Technology

     The Company's comprehensive multi-year Strategic Information Systems Plan ("SISP") identified the capital, equipment, software and intellectual property necessary to employ and support traditional kinds of systems effectively in an evolving managed care and customer service environment. The software applications and hardware architecture necessary to support the Company's strategic CHPN business initiative were essential requirements of the SISP.

     The Company believes that the information technology strategies employed in the execution of the SISP have resulted in more efficient interrelated uses of information both through systems targeted to specific uses and through the use of networks to deploy solutions company-wide.

     Historically, the Company used a mixture of systems and processing platforms to meet its information requirements. Integral features of the SISP include a principal software application, GTE's Q/Care product, as modified for the Company, for claims processing and membership billing; a single hardware platform for claims processing; client server technology; and an Enterprise Data Warehouse ("EDW"). At the end of 1998, over 70% of the Company's membership was processed through the Q/Care system. The Company expects to migrate the remainder of its membership which includes the Company's largest customer to the Q/Care system at the start of third quarter 1999. Remaining predecessor systems will be retired during 1999. The EDW has been operational with medical management and claims data since December 1997. The EDW will include membership and premium revenue data by the end of second quarter 1999, completing the initial phase of the evolution of the Company's EDW. With the update to the EDW and the migration of all membership to Q/Care by mid-1999, the Company expects to have established a technical infrastructure to provide highly available, reliable and responsive business and clinical systems that will position the Company to continue to excel in the dynamic health care marketplace.

     The Company also performs paperless claim clearinghouse / electronic data interchange activities and provides on-line eligibility, claims status and preauthorization / referral processing options to providers as well as on-line access by some large employer groups to their eligibility and summary claims information. Provider and employer on-line functionality has strengthened the Company's position for health care electronic commerce.

YEAR 2000 COMPUTER SOFTWARE READINESS

     All companies that operate on mature computer software programs face the difficult task of how to reprogram or replace their existing systems, which have protocols that address dates in terms of two digits rather than four to define the applicable year. Date sensitive software may recognize a date using "00" as the year 1900 instead of the year 2000 (the "Year 2000 Issue"). The Company has analyzed its systems and is executing a comprehensive plan to either modify or replace portions of its software and hardware so that those systems will properly function when processing information involving dates beyond December 31, 1999. The Company's plans to resolve the Year 2000 Issue involve the following phases: (1) awareness and assessment; (2) renovation; (3) validation;
(4) implementation and (5) contingency planning. For a discussion of the Company's plans, refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital
Resources -- Year 2000 Computer Software Readiness."

BUSINESS LINES AND PRODUCTS

  Overview

     The Company operates predominantly in one industry segment, health insurance products and services. As a full service provider of health benefit programs in the Georgia marketplace, the Company markets life, health and disability insurance products to employer groups and individuals. The overall product portfolio available includes standard indemnity insurance, PPO, HMO and POS health benefits plans, life insurance products and ancillary products including dental insurance, a vision affinity product, vision insurance and specialty products for mental health and pharmacy benefits.

     Various funding arrangements are available for each health benefit product. These arrangements range from fully insured to administrative services only ("ASO/Cost Plus"). For example, under a fully insured indemnity arrangement, BCBSGA assumes the full risk (subject to deductibles and other adjustments) with direct payment by BCBSGA, generally to the provider. In an ASO/Cost Plus indemnity arrangement, BCBSGA administers the health insurance program for its customer and is compensated according to the terms of the contract for its services by management services fees. The formula for compensation in ASO/Cost Plus arrangements varies from contract to contract, but conceptually in such arrangements, BCBSGA receives reimbursement for benefit payments processed and related management services fees. ASO/Cost Plus funding is generally utilized by employers with at least 500 covered enrollees. Some employers may choose individual member or aggregate reinsurance to protect against catastrophic losses. Additionally, the Company provides access to its provider networks and other services to employer groups and other third parties under various management services arrangements.

     Shown below is certain information on each of the Company's major product lines.

                             PERFORMANCE BY PRODUCT

                                                                 AT                 YEAR ENDED
                                                          DECEMBER 31, 1998      DECEMBER 31, 1998
                                                          -----------------   -----------------------
                                                             MEMBERS(1)        PREMIUMS    LOSS RATIO
                                                          -----------------   ----------   ----------
INSURANCE PRODUCTS
Indemnity and PPO.......................................        391,111       $  670,588      88.5%
HMO and POS.............................................        358,485          503,135      85.6
Life....................................................             --           15,942      52.6
                                                              ---------       ----------      ----
     Total..............................................        749,596       $1,189,665      86.8%
                                                              ---------       ==========      ====
MANAGEMENT SERVICES PRODUCTS(2)
Indemnity and PPO networks..............................        789,038
HMO and POS networks....................................         81,063
                                                              ---------
     Total..............................................        870,101
                                                              ---------
          Total -- All Products.........................      1,619,697
                                                              =========

---------------

(1) Includes actual membership for HMO and POS products and indemnity and PPO products with estimates for the FEP program and certain national participating business.
(2) Revenues for these administrative services arrangements in 1998 totaled $118.0 million.

  HMO and POS

     The Company's HMO product has been offered by HMO-Ga since 1986. From 1986 through 1993, the product did not experience substantial growth. However, in 1993, new management and an increased emphasis on sales of managed care products dramatically increased the market acceptance of HMO-Ga's products. HMO-Ga's HMO and POS products are now the Company's fastest growing products, due, in part, to the Company's CHPN initiatives. At present, HMO-Ga is licensed and operational as an HMO in eight separate markets in Georgia, including Athens, Atlanta, Augusta, Columbus, Gainesville, Macon, Rome and Savannah, representing more than 5.9 million residents. HMO-Ga's HMO and POS products are offered to group subscribers as "Blue Choice Healthcare Plan," which is a prepaid coverage and preventive care product and as "Blue Choice Option," which is a point-of-service product that allows members to choose between HMO-Ga network providers and out-of-network providers. Premiums and management services fees are collected on a monthly basis from employers. Some employers allow members to elect, at annual enrollment, whether they wish to be in the "Blue Choice Healthcare Plan" or the "Blue Choice Option."

     Under the Company's HMO product, HMO members select a primary care physician who provides basic medical care for the member pursuant to a contract with HMO-Ga. The primary care physician coordinates all of the medical and health care for each HMO member, including physical examinations, specialist care and hospitalization. Each primary care provider is credentialed and periodically re-credentialed by the Company to maintain physician network standards. The primary care physician coordinates with the member and the Company to promote the delivery of appropriate care in a cost-effective manner. HMO benefit plans require varying copayments for health care services. Coverage for non-emergency hospitalization services requires prior approval by the member's primary care physician and must be provided in network facilities, except for certain specified services. HMO benefit plans also provide coverage for preventive treatment and wellness programs. Benefits such as dental services, pharmacy services and vision care may be purchased as options to the basic benefit plan with a variety of copayment levels.

     Blue Choice Option members are required to use a primary care physician for basic medical services and pre-certification of specialist services whether performed by network or non-network providers. Network hospitalization is fully covered. Non-network services and services obtained without primary care physician approval are subject to deductibles and significant coinsurance requirements.

  BlueChoice Platinum

     HMO-Ga's application to offer a Medicare Risk HMO product in nine counties within the Atlanta metropolitan statistical area was approved by HCFA in December 1996. This product, "BlueChoice Platinum" became operational in April 1997 and had 9,300 members as of December 31, 1998. The individual BlueChoice Platinum product has no member premium and includes all traditional Medicare benefits plus preventive services, immunizations, annual vision screening, annual hearing screening and limited outpatient prescription coverage. The core benefits of the group BlueChoice Platinum product are those of the BlueChoice Platinum individual product with additional benefits defined by each employer.

  PPO

     The Company's PPO was first introduced in Georgia in the mid-1980's and began being offered as "Blue Choice PPO" in 1995. The Company's PPO is one of the three largest statewide provider networks in Georgia, serving approximately 354,000 members as of December 31, 1998.

     The Company's PPO products are intended to deliver health care benefits to employer groups at lower premium costs than traditional indemnity products due to benefit design, favorable pricing arrangements with network providers and utilization management and other cost control arrangements with network providers. The Company introduced its first PPO product for the individual market in February 1999. Typically, 80% to 90% of the cost of covered health care services received by a subscriber through the PPO network is covered by the Company's PPO benefit plans. Non-network services are generally covered at 60% to 70%, subject to higher deductible and coinsurance requirements. Currently, the Atlanta, Athens, Augusta, Columbus and Savannah PPO networks are utilizing a fee schedule for providers rather than a traditional discount from the providers' customary charges. The Company anticipates that its other PPO networks will also convert to utilizing a fee schedule rather than a traditional discount from charge, which will further enhance the cost effectiveness of this product.

     Full coverage for covered services is provided after a member has paid a specified annual out-of-pocket maximum (coinsurance). The Company offers a broad range of PPO benefit plans which enables the employer to choose the mix of benefits that is suited to its employees' needs. Higher deductibles, coinsurance and out-of-pocket maximums and other financial incentives encourage subscribers to use network provider services. The Company's PPO also offers preventive health benefit coverage, such as health assessments, immunizations and prenatal visits. Premiums and management services fees for the Company's PPO product are collected monthly from employers.

  Indemnity

     The Company's traditional indemnity product line includes benefit options for both the individual and group markets through products that reimburse for covered health care services on a fee-for-service basis. Premiums and management services fees are collected on a monthly basis. Traditional indemnity products may utilize the statewide networks that the Company has established for physicians, hospitals and pharmacies. The majority of new business opportunities for traditional indemnity group business are in the rural markets where, the Company believes, the flexibility of its indemnity products, in terms of provider access, is an advantage.

     The Company's indemnity products are offered to group subscribers as "New CHIP," the traditional indemnity insurance product with certain managed care features. Indemnity products are offered to individual subscribers as (i) "Flex Plus," a comprehensive major medical product for people under age 65, that provides a full range of benefits related to hospital, surgical, pharmacy and other associated medical expenses with varying deductible and coinsurance options, (ii) "hospital/surgical," a lower cost product than "Flex Plus" which insures only catastrophic non-routine services associated with a more serious medical condition related to a surgical procedure or inpatient hospital stay and which is also offered to people under 65 and (iii) "65 PLUS," a guaranteed issue plan that acts as a supplement to the federally insured Medicare program.

  Life Insurance

     GGL offers group life and disability products to employers of all sizes and is licensed to do business in six states throughout the Southeast although its revenues are derived primarily from business in the State of Georgia. Term life insurance is commonly offered with accidental death and dismemberment ("AD&D") for all groups with less than 100 employees. For larger groups, the life product may be offered with health insurance. In addition to the standard term life and AD&D products, GGL also offers a contributory, voluntary life insurance product as well as a dependent life insurance product. GGL offers a variety of plan designs and coverage amounts. GGL also offers short-term and long-term disability insurance.

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

     The Company provides workers compensation medical management services to employer customers.

MARKETING AND SALES

  General

     The Company's marketing operations vary depending upon the market at which sales efforts are directed; individuals (i.e., direct pay), small employer groups (defined as groups of two to 99 employees), large employer groups (defined as groups of 100 or more employees) and major national groups (defined as groups of 500 or more employees). The Company's marketing efforts are coordinated by Vice Presidents who serve as local market managers in each of the established local market regions, as well as by an Assistant Vice-President of Major/National Accounts and a Director of Individual Sales. Each of these individuals is supervised by the Executive Vice-President of Market Operations.

     From a competitive perspective, the Company addresses its market generally by geography, product and customer group size. Significant competition exists in the Atlanta and Augusta markets for managed care products. In other metropolitan areas, the majority of competition is generally for indemnity or PPO products, although new market entrants with managed care capabilities are beginning to penetrate these areas.

     The Company believes that a large percentage of profitable marketing opportunities exist in the small group market, and it has become more active and competitive in this area. The Company has pioneered cooperative buying programs as an enhancement to its existing distribution channels. These programs are developed with a "market sponsor" and offer an exclusive endorsement of the Company's products and the opportunity for a reduction in sales costs. The Company believes that these cooperative programs provide enhanced product access to small group customers. Cooperative programs are currently active in Albany, Athens, Cartersville, Gainesville and Rome, Georgia.

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

  Independent Insurance Agents and Brokers

     The Company's group sales representatives also market health insurance and managed care products through independent agents, brokers and consultants who may be paid commissions from the premiums received by the Company. Brokers who meet selected production and underwriting criteria are also eligible for a "Preferred Producer" bonus. These independent agents and brokers are responsible for a significant portion of the Company's enrollment growth over the past three years. Any future growth in ensuing calendar years will also be dependent on the Company's ability to continue productive relationships with these independent agents and brokers. Independent agents and brokers are not salaried employees of any insurance company or managed care company and are free to sell multiple products from multiple insurance firms. Some agents and brokers are career agents of other insurance companies whom they represent, and for whom they may be required to maintain product exclusivity for a given type of product but are able to sell group health insurance and managed care products from a number of carriers, including the Company. The distribution channel for the majority of sales opportunities in the Georgia market is dominated by independent agents and brokers, particularly in rural areas, and most insurance companies utilize them to distribute their products.

UNDERWRITING

     In determining whether to accept groups and to establish appropriate rates for its plans, the Company uses specific underwriting criteria based on its accumulated actuarial data, with adjustments for factors such as claims experience, member mix and risk characteristic differences, to evaluate anticipated health care costs. The risk selection criteria utilized by the Company employ generally accepted risk characteristics and a flexible underwriting formula to generate new business and renewal rates. Rates and the rating process are monitored monthly with appropriate adjustments made quarterly. New business ratings for all groups with 100 or fewer employees are applied through the use of an automated proposal system, with rates and risk selection criteria being implemented by field sales personnel. For employer groups with 100 or more employees, all rates are determined by home office underwriting personnel, who utilize the same screening of risk characteristics that is conducted for employer groups of smaller size, but who attempt to blend actual claim experience (utilizing a flexible credibility formula and underwriting intervention) in order to establish an appropriate rate based on the Company's desired competitive position. Rates for groups smaller than 50 are regulated by Georgia law.

CUSTOMERS

     The Company has contracts with certain employer groups and government agencies that account for a significant portion of the Company's total business. One group accounted for 23% of the Company's total premium and management services revenues in 1998. The Company's next two largest customers accounted for less than 9% of premium and management services revenues in 1998. The Company also serves as fiscal intermediary for the Medicare program. Claims processed for the Medicare program, state agencies and the BCBSA Out-Of-Area program totaled $4.3 billion in 1998. The Company receives fees for performing these services.

     The Company's contract with the State of Georgia was renewed for a one-year contract with six annual renewal options in July 1994. The State of Georgia program accounts for over 35% of the Company's membership and plays an integral part in the development of the Company's long-term provider network strategies. On June 30, 1998, the State of Georgia renewed the contract for another year and on July 7, 1998 informed BCBSGA that it intended to seek competitive bids with respect to certain programs covered by the contract. However, this action has been delayed pending passage of legislation creating a state health agency by the 1999 Georgia Legislature. BCBSGA expects that it will participate in some or all of these programs as a bidder and that, in any event, its role as a provider of administrative services will remain unchanged through the current renewal option period, which ends on June 30, 2001.

     The non-renewal or termination of any of these contracts with major employer groups could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the subscribers or providers will renew their contracts or enter into new contracts with the Company, or, in the case of provider contracts, will not seek terms that are less favorable to the Company in connection with any such renewal.

INVESTMENT PORTFOLIO

     The Company's conservative management of the investment process has played an integral role in creating and maintaining its financial strength. Earnings from the investment portfolio have contributed significantly to the profits of the Company. Over the five-year period from January 1, 1994 to December 31, 1998, investment income plus gains realized on sales of investments represented 128% of consolidated operating income. In 1998, such income and gains were $26.4 million compared to consolidated operating income of $22.3 million.

     Investment discretion of the Company's insurance subsidiaries is governed by investment guidelines which comply with the Georgia Insurance Code. The Company has established a two-tiered investment portfolio. Liquidity needs are met through an internally managed investment portfolio (the "Internal Portfolio") which is invested primarily in institutional money market accounts and short-term government agency notes. Those assets not required for liquidity are transferred to external money managers for long-term investment in the fixed income and equity markets (the "External Portfolio"). Applicable assets in both portfolios are held in custody by Wachovia Bank. All bonds in the investment portfolios must have quality ratings of "A" or higher by Moody's Investors Service and Standard & Poor's Ratings Group. The equity investments in the Company's investment portfolios are highly diversified and limited to high quality, dividend paying, domestic equity securities. There are no derivative securities or instruments in the Company's investment portfolios. The Board of Directors of each insurance subsidiary reviews and approves investment related activities at least quarterly.

     BCBSGA's investment portfolio represented 69% of the Company's consolidated investment portfolio at December 31, 1998. BCBSGA's Internal Portfolio is managed by management staff, who report to the Treasurer and Chief Financial Officer ("CFO") of BCBSGA who in turn reports to the Treasurer of the Company. BCBSGA's External Portfolio is managed by independent advisory firms and is subject to the review of BCBSGA's CFO and the Finance Committee of BCBSGA's Board of Directors. The CFO monitors the performance of BCBSGA's investment managers and compares their performance on a monthly basis to predetermined benchmarks. The Finance Committee of the BCBSGA Board of Directors formally reviews performance of each investment manager on a quarterly basis. Performance is also calculated quarterly by an outside consultant, ING Baring Furman Selz LLC, including benchmarking to an extensive group of other professionally managed investment portfolios. The investment process is dynamic and continually reviewed for improvements and refinements.

     Shown below are the Company's consolidated invested assets by category. The following tables should be read in conjunction with the accompanying Consolidated Financial Statements and the related Notes thereto at Item 8 of this Form 10-K and with the discussion at Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" of this Form 10-K.

                            INVESTMENTS BY CATEGORY

                                                                     AS OF                 AS OF
                                                               DECEMBER 31, 1998     DECEMBER 31, 1997
                                                              -------------------   -------------------
                                                                           % OF                  % OF
                                                              CARRYING   CARRYING   CARRYING   CARRYING
                                                               VALUE      VALUE      VALUE      VALUE
                                                              --------   --------   --------   --------
                                                                           ($ IN MILLIONS)
Fixed maturities............................................   $239.5      73.6%     $192.9      68.8%
Equity securities...........................................     76.9      23.6        67.9      24.2
Short-term investments......................................      9.2       2.8        19.5       7.0
                                                               ======     =====      ======     =====
          Total investments.................................   $325.6     100.0%     $280.3     100.0%
                                                               ======     =====      ======     =====

     The Company's consolidated portfolio is comprised primarily of highly liquid investment securities. The Company's fixed maturities consist of United States Government securities and corporate securities. At December 31, 1998, all of the Company's fixed maturities consisted of instruments bearing fixed, rather than variable, rates of interest. The following summarizes the Company's fixed maturities by category.

                          FIXED MATURITIES BY CATEGORY

                                                                     AS OF
                                                               DECEMBER 31, 1998
                                                              -------------------
                                                                           % OF
                                                              CARRYING   CARRYING
                                                               VALUE      VALUE
                                                              --------   --------
                                                                ($ IN MILLIONS)
U.S. Treasury securities and obligations of U.S. government
  agencies..................................................   $163.0      68.1%
Corporate securities........................................     54.7      22.8
Mortgage-backed securities..................................     21.8       9.1
                                                               ------     -----
          Total fixed maturities............................   $239.5     100.0%
                                                               ======     =====

     The following table summarizes the Company's fixed maturities by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without a call or prepayment premium.

                     FIXED MATURITIES BY MATURITY CATEGORY

                                                                     AS OF
                                                               DECEMBER 31, 1998
                                                              -------------------
                                                                           % OF
                                                              CARRYING   CARRYING
                                                               VALUE      VALUE
                                                              --------   --------
                                                                ($ IN MILLIONS)
Due in one year or less.....................................   $ 31.6      13.2%
Due after one year through five years.......................     84.8      35.4
Due after five years through ten years......................     99.6      41.6
Due after ten years.........................................      1.7       0.7
Mortgage-backed securities..................................     21.8       9.1
                                                               ------     -----
          Total fixed maturities............................   $239.5     100.0%
                                                               ======     =====

COMPETITION

     The market for each of the Company's products in Georgia is highly competitive on both a regional and statewide basis and has undergone significant changes in recent years. From a competitive perspective, the market is generally addressed by geography, product and employer group size. Significant competition exists in the metropolitan Atlanta market for managed care products, while outside of this area the majority of competition currently is for either traditional indemnity or PPO products, although new market entrants with managed care capabilities are beginning to penetrate this area. The Company has many competitors in its indemnity, PPO and HMO operations, many of which have substantially greater financial and other resources than the Company. However, based upon current data available in publications circulated generally and within the health care industry, no single competitor is dominant in any one of the Company's eight geographic markets in the state.

     Price competition among benefit plans in the Company's markets, particularly the Atlanta metropolitan area, has intensified. According to public information, as of September 1998, 86% of the Georgia HMO and POS market was held by the Company and four national competitors: Kaiser Foundation Health Plan of Georgia, Inc., United Health Care of Georgia, Inc., Prudential Health Care Plan of Georgia, Inc. and Aetna U.S. Healthcare of Georgia, Inc. The Company's share was 31% and the largest competitor's share, Kaiser Foundation Health, was 18%. Because the Company's existing business operations are confined to markets within the State of Georgia, the Company currently is unable to subsidize losses in these markets with profits from other markets as national companies can. The Company believes that certain larger, national competitors are able to subsidize losses in the Georgia market with profits from other markets in which they operate and could pursue such a strategy in the Company's markets in an effort to increase market share. The national health care industry has recently seen a consolidation of companies that offer health care insurance, including traditional indemnity and managed care products. In addition to intensifying competition, this consolidation may result in corporations with enhanced financial resources positioned to pursue a strategy of subsidizing losses to increase their market position in Georgia.

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

EMPLOYEES

     The Company had 2,494 employees at December 31, 1998. No Company employees are represented by any union, and the Company believes that its relations with its employees are satisfactory.

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

  Change or Acquisition of Control

     Georgia insurance law requires the Commissioner's prior approval of any transaction affecting change of control of, or other acquisition of, a domestic insurer, or of any person or entity that controls a domestic insurer. In general, a presumption of control exists if any person or entity beneficially owns or controls 10% or more of the voting securities of a domestic insurer or of a person that controls a domestic insurer. Any direct or indirect change in control of a domestic insurer or an entity which controls a domestic insurer is subject to the approval of the Commissioner, following a public hearing.

  Examinations

     BCBSGA, HMO-Ga and GGL are each subject to examination of their affairs by the Department. The Department conducts triennial examinations of insurance companies domiciled in Georgia. During the last quarter of 1995, the Department completed its financial examination of BCBSGA, HMO-Ga and GGL for the period January 1, 1992 through December 31, 1994. As a result of that examination, no matters were raised by the Department that would have a material impact upon the statutory financial statements of either BCBSGA, HMO-Ga or GGL. In May 1998, the Department began its triennial financial examination covering the years January 1, 1995 through December 31, 1997, and during fourth quarter 1998, the Department began a routine Market Conduct examination of BCBSGA's operations. The examinations are not complete as of the date of this filing. Management expects that there will be no findings that would have a material impact on the statutory financial statements of BCBSGA, HMO-Ga or GGL.

TRADE NAMES, TRADE MARKS, SERVICE MARKS AND LICENSES

     Pursuant to licenses from BCBSA, the Company has the exclusive right to conduct business under the name "Blue Cross and Blue Shield of Georgia" and to use the Blue Cross and Blue Shield names, trademarks and service marks for all of the indemnity, life and managed health care products and services it offers in all 159 counties in Georgia. The Company believes that the well-recognized Blue Cross and Blue Shield names, trademarks and service marks will continue to provide a significant marketing advantage in its licensed service area, particularly as competitive pressures narrow differences among health care benefit plans. The Company cannot do business using the Blue Cross and Blue Shield names, trademarks and service marks outside of its licensed service area.

ITEM 2.  PROPERTIES

     The Company's corporate headquarters occupies approximately 261,000 square feet of leased space in a 17-story building located in Atlanta, Georgia, and its main claims operations center occupies approximately 176,000 square feet of owned space in a four-story building located in Columbus, Georgia. Both facilities are in desirable and accessible locations. The Company leases space in 25 other buildings in communities throughout Georgia for a variety of corporate purposes. If the current rate of the Company's business growth continues, additional space may be required.

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

     On December 17, 1998, Plaintiffs Rickey Underhill, Jim Kerscher, Janice Young, Richard Collins, Greg Lane and Keith Page, individually and on behalf of all others similarly situated (collectively, the "Bartow County Plaintiffs"), filed a lawsuit against the Company and BCBSGA in the Superior Court of Bartow County ("the Court of Bartow"), State of Georgia, bearing Civil Action File No. CV98-2656. The Bartow County Plaintiffs identify themselves as six individuals who were entitled to receive shares of the Company's stock in connection with the Conversion of BCBSGA from a non-profit corporation to a regular business corporation. The Bartow County Plaintiffs assert claims for specific performance and breach of provisions of the Insurance Code of Georgia and request declaratory judgment and certification of a class action consisting of all persons who were "eligible subscribers" of the Company on September 1, 1995, but who did not become holders of Class A Stock of the Company because their eligible coverage terminated prior to February 1, 1996. The Bartow County Plaintiffs allege that they and the members of the purported class are entitled to receive shares of Class A Stock in the Company. The Bartow County Plaintiffs allege alternatively that offering materials disseminated by BCBSGA during 1996 relating to Class A Stock of the Company were not disseminated to the Bartow County Plaintiffs and that the Bartow County Plaintiffs and the purported class members are entitled to an award of damages in excess of $2.5 million. On January 28, 1999, the Company and BCBSGA filed answers and a motion to dismiss. The case remains pending. Only preliminary discovery has taken place as of this date. After considering the complaint, management of the Company believes the case to be without merit and, in any event, believes that its impact on the assets of the Company, if any, would not be material.

     On September 18, 1998, Plaintiffs Allen Saravuth, Nga Nguyen, Chansamone Sengsavath and Fatana Pirzad, individually and on behalf of all others similarly situated (collectively, the "Richmond County Plaintiffs), filed a lawsuit against the Company, BCBSGA, James L. Laboon, Jr., Fred L. Tolbert, Jr., Richard
D. Shirk, James E. Albright, W. Daniel Barker, Elizabeth W. Camp, Louis H. Felder, M.D., Edward M. Gillespie, Joseph D. Greene, Mel H. Gregory, Jr., Frank
J. Hanna, III, R. Pierce Head, Jr., Charles H. Keaton, James H. Leigh, Jr., M.D., Julia L. Mitchell-Ivey, Charles R. Underwood, M.D.,W. Jerry Vereen, A. Max Walker, Dan H. Willoughby, M.D., Joe M. Young, and John B. Zellars (collectively, the "Defendant Directors") in the Superior Court of Richmond County ("the Court of Richmond"), State of Georgia, bearing Civil Action File No. 98-RCCV-806. In addition, the Richmond County Plaintiffs filed a Motion for Temporary Restraining Order and Interlocutory Injunctive Relief, which was heard and denied by the Court of Richmond on September 21, 1998. The Richmond County Plaintiffs identify themselves as four individuals who were entitled to receive shares of the Company's stock in connection with the Conversion of BCBSGA from a non-profit corporation to a regular business corporation. The Richmond County Plaintiffs assert claims for specific performance, fraud, breach of provisions of the Insurance Code of Georgia and breach of fiduciary duty and requested declaratory judgment and certification of a class action consisting of all persons who were "eligible subscribers" of BCBSGA as of February 1, 1996, and who did not become holders of Class A Stock of the Company. The Richmond County Plaintiffs allege that they and the members of the purported class are entitled to receive shares of Class A Stock in the Company. The Richmond County Plaintiffs allege alternatively that offering materials disseminated by BCBSGA during 1996 relating to Class A Stock of the Company contained materially misleading and deceptive statements and omissions and that the Richmond County Plaintiffs and the purported class members are entitled to an award of damages in excess of $100 million. The Richmond County Plaintiffs also assert derivative causes of action against the Defendant Directors alleging that the Defendant Directors breached fiduciary duties by, among other things, approving the placement and issuance of Class B Stock in the Company during 1996, the issuance of Class A Stock in the Company, the settlement of the Let's Get Together, Inc. et al. v. Insurance Commissioner, et al., Civil Action E-61714 (Superior Court of Fulton County, Georgia) lawsuit, and certain management compensation. On October 28, 1998, the Company and BCBSGA filed answers and a motion to dismiss. A declaratory judgment hearing was held December 9 and 10, 1998, solely with respect to whether, as a matter of law, the plaintiffs were to be recognized as shareholders of the Company. On December 17, 1998, the Richmond County court ruled in favor of the plaintiffs. None of the other matters have been considered. The Company filed an appeal with the Supreme Court of Georgia on January 26, 1999. The Supreme Court accepted jurisdiction and granted the matter expedited treatment. Oral argument was heard on March 8, 1999, though no decision has been delivered. The Company's Board of Directors has appointed a Special Litigation Committee to review the derivative claims. Management of the Company believes the case to be without merit and, in any event, believes that its impact on the assets of the Company, if any, would not be material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     An annual meeting of holders of Class A Stock was called for December 30, 1998 for the election of Class A Designated Directors (as defined herein) as provided in the Company's Articles of Incorporation. Following the ruling rendered by the Court of Richmond on December 17, 1998, the Company adjourned the meeting until February 2, 1999. At this adjourned meeting, the meeting was further adjourned to an undetermined date, pending a ruling of the Supreme Court of Georgia on the Company's appeal of the Court of Richmond ruling. Following this adjournment, there existed two vacancies on the Board of Directors for Class A Designated Directors. In order to comply with the Plan of Conversion approved by the Commissioner in connection with the Conversion, effective March 15, 1999 the Board of Directors unanimously appointed John W. Robinson and Warren Y. Jobe as Class A Designated Directors in Class One and Class Three, respectively. Messrs. Robinson and Jobe will serve as Directors until the 1999 Annual Meeting and the 2001 Annual Meeting, respectively, or, in each case, until his successor is elected and qualified. The holders of Class A Stock are expected to ratify these appointments at the 1999 Annual Meeting. Until the 1999 Annual Meeting, the other Directors of the Company whose terms continued after the meeting of holders of Class B Stock held on September 15, 1998 shall continue to serve as Directors of the Company. For biographical and other information regarding the Directors of the Company, see Item 10. "Directors and Executive Officers of the Registrant" in Part III of this Form 10-K.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     As of February 28, 1999, the Company had 70,323 Class A shareholders of record. Presently, there is no market for the Class A Stock or any equity securities of the Company. The Company does not anticipate that any dividends will be paid on Class A Stock.

     On August 21, 1998, following a hearing, the judge entered a final order approving the stipulation and agreement of settlement (the "Settlement") in the Let's Get Together, Inc. et al v. Insurance Commissioner, et al. lawsuit (the "Lawsuit") filed in the Superior Court of Fulton County against the Company on behalf of a number of non-profit organizations (the "Plaintiffs") alleging that the reserves of BCBSGA transferred to the Company in connection with the Conversion pursuant to the authorizing legislation for the Conversion should instead have been transferred to non-profit entities in the State of Georgia. In carrying out the Settlement, which became effective on September 21, 1998, the Company established a non-profit foundation (the "Foundation") for the advancement of health care in the State of Georgia and paid to the Foundation, as endowment, and to the Plaintiffs' lawyers an aggregate of $1.0 million in cash, 57,772 shares of Class A Stock and 63,853 warrants (the "Warrants") exercisable for shares of non-voting Series A Preferred Stock (the "Series A Stock") in the Company. The aggregate exercise price for the Warrants is $21 million.

     The Class A Stock and the Series A Stock were issued to the Foundation and the Plantiffs' lawyers pursuant to an exemption from registration under Section 3(a)(10) of the Securities Act, which provides for an exemption from registration where the terms and conditions of such issuance are approved, after a hearing upon the fairness of such terms and conditions, by any court.

     The shares of Class A Stock issued pursuant to the Settlement are subject to a voting restriction so that the amount of shares voted by any shareholder does not exceed 5% of the outstanding Class A Stock. Each share of Series A Stock entitles holders thereof to the same economic benefits as shares of Class A Stock, but the Series A Stock has no voting rights of any kind. In the event of a statutory vote (such as the Merger) the Series A Stock is by its terms converted to a participation right which also has no voting rights, but each participation right is also entitled to all of the economic benefits of a share of Class A Stock. The Class A Stock is convertible into common stock of the Company under the terms provided in the Articles of Incorporation of the Company and as described in the Form S-1, Registration No. 333-2796, effective May 14, 1996.

ITEM 6.  SELECTED FINANCIAL DATA

     The following is Selected Consolidated Financial and Operating Data of BCBSGA, HMO-Ga and all subsidiaries for the periods described therein prior to the Conversion and of the Company for the period following the Conversion. The following data, prepared in accordance with generally accepted accounting principles, should be read in conjunction with the accompanying Consolidated Financial Statements, the related Notes thereto at Item 8 of this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" at Item 7 of this Form 10-K.

                                                           YEAR ENDED DECEMBER 31,
                                           --------------------------------------------------------
                                              1998         1997        1996       1995       1994
                                           ----------   ----------   --------   --------   --------
                                                               ($ IN THOUSANDS)
STATEMENT OF INCOME DATA:
  Revenues:
     Premium revenue.....................  $1,189,665   $  989,789   $818,351   $709,425   $635,177
     Management services revenue.........     117,963       96,470     87,262     74,297     67,768
     Investment and other income.........      17,183       17,259     14,358     11,980      9,462
     Realized gains......................       9,254       11,300      4,113     15,265      2,512
                                           ----------   ----------   --------   --------   --------
       Total revenues....................   1,334,065    1,114,818    924,084    810,967    714,919
  Benefits expense.......................   1,032,520      881,554    702,234    613,031    531,973
  Operating expenses.....................     279,218      233,651    202,072    176,387    157,864
                                           ----------   ----------   --------   --------   --------
  Operating income (loss)................      22,327         (387)    19,778     21,549     25,082
  Endowment of a non-profit
     foundation(1).......................     (76,157)          --         --         --         --
  Non-operating income...................         255        1,275      1,275         --         --
                                           ----------   ----------   --------   --------   --------
  Income (loss) before income taxes and
     minority interests..................     (53,575)         888     21,053     21,549     25,082
  Income tax expense (benefit)(2)........       2,073       (2,050)     3,159      3,857      5,621
  Minority interests in (earnings) losses
     of joint venture investments........      (1,520)       1,460       (421)      (282)        --
                                           ----------   ----------   --------   --------   --------
  Net income (loss)......................  $  (57,168)  $    4,398   $ 17,473   $ 17,410   $ 19,461
                                           ==========   ==========   ========   ========   ========

---------------

(1) During 1998, the Company endowed a non-profit foundation (See Note 8 of the accompanying Consolidated Financial Statements at Item 8 of this Form 10-K and "Management Discussion and Analysis of Financial Condition and Results of Operations" at Item 7 of this Form 10-K.)
(2) The Company pays taxes under the alternative minimum tax system as the result of a special deduction available under Section 833(b) of the Internal Revenue Code (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview" at Item 7 of this Form 10-K). If the deduction were no longer available, BCBSGA would be subject to federal income taxes at the regular corporate tax rate, which is currently 35%. See "Certain Federal Income Tax Consequences -- Section 833 of the Code" in the Form S-1, Registration No. 333-2796, effective May 14, 1996 and subsequent amendments, as incorporated herein by reference. However, in 1997, the utilization of net operating loss carryforwards, not the special deduction under Section 833(b), subjected the Company to alternative minimum tax.

     Earnings per share are omitted because such data is not meaningful at the present time due to the likely dilutive events that will occur prior to or in conjunction with the conversion of the Class A Stock or the Preferred Stock. Currently there is no public trading market for the Company's Class A Stock or any equity securities of the Company.

                                                       YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------
                                          1998         1997        1996       1995       1994
                                       ----------   ----------   --------   --------   --------
                                                           ($ IN THOUSANDS)
OPERATING DATA BY PRODUCT GROUP:
Premium Revenue by Product Group:
  HMO and POS........................  $  503,135   $  331,393   $180,432   $ 89,943   $ 48,375
  Indemnity and PPO..................     670,588      643,626    627,155    611,211    580,129
  Life...............................      15,942       14,770     10,764      8,271      6,673
                                       ----------   ----------   --------   --------   --------
  Total premium revenue..............   1,189,665      989,789    818,351    709,425    635,177
Management services revenue..........     117,963       96,470     87,262     74,297     67,768
                                       ----------   ----------   --------   --------   --------
       Total premium revenue and
          management services
          revenue....................  $1,307,628   $1,086,259   $905,613   $783,722   $702,945
                                       ==========   ==========   ========   ========   ========
As a Percentage of Premium Revenue:
  HMO and POS........................        42.3%        33.5%      22.1%      12.7%       7.6%
  Indemnity and PPO..................        56.4%        65.0%      76.6%      86.2%      91.3%
  Life...............................         1.3%         1.5%       1.3%       1.1%       1.1%
                                       ----------   ----------   --------   --------   --------
       Total.........................       100.0%       100.0%     100.0%     100.0%     100.0%
                                       ==========   ==========   ========   ========   ========
Loss Ratio (Benefits Expense as a
  Percentage of Premium Revenue):
  HMO and POS........................        85.6%        89.5%      84.7%      80.0%      85.7%
  Indemnity and PPO..................        88.5%        89.6%      86.7%      87.8%      84.0%
  Life...............................        52.6%        52.9%      53.9%      56.5%      52.2%
                                       ----------   ----------   --------   --------   --------
       Total loss ratio..............        86.8%        89.1%      85.8%      86.4%      83.8%
                                       ==========   ==========   ========   ========   ========
Operating Expense Ratio (Operating
  Expenses as a Percentage of Premium
  Revenue and Management Services
  Revenue)...........................        21.4%        21.5%      22.3%      22.5%      22.5%
                                       ==========   ==========   ========   ========   ========
Effective Income Tax Rate(1).........         3.9%      -230.9%      15.0%      17.9%      22.4%
                                       ==========   ==========   ========   ========   ========
BALANCE SHEET DATA (AT PERIOD END):
Cash & investments...................  $  377,830   $  315,323   $307,190   $223,994   $201,976
Total assets.........................     587,342      496,532    459,131    353,468    342,210
Total estimated benefit
  liabilities........................     184,075      149,581    119,511    110,374    102,046
Total liabilities....................     325,018      254,850    224,916    180,429    193,540
Mandatorily redeemable preferred
  stock..............................      46,645       46,645     46,645         --         --
Common Stock.........................           4            4          4         --         --
Additional paid-in capital(2)........      45,188           --         --         --         --
Stock warrants exercisable(2)........      29,968           --         --         --         --
Shareholders' equity.................     215,679      195,037    187,570    173,039    148,670

---------------

(1) The Company pays taxes under the alternative minimum tax system as the result of a special deduction available under Section 833(b) of the Internal Revenue Code (See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview" at Item 7 of this Form 10-K). If the deduction were no longer available, BCBSGA would be subject to federal income taxes at the regular corporate tax rate, which is currently 35%. See "Certain Federal Income Tax Consequences -- Section 833 of the Code" in the Form S-1, Registration No. 333-2796, effective May 14, 1996 and subsequent amendments, as incorporated herein by reference. However, in 1997, the utilization of net operating loss carryforwards, not the special deduction under Section 833(b), subjected the Company to alternative minimum tax.
(2) During 1998, the Company endowed a non-profit foundation (See Note 8 of the accompanying Consolidated Financial Statements at Item 8 of this Form 10-K and "Management Discussion and Analysis of Financial Condition and Results of Operations" at Item 7 of this Form 10-K).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and the related Notes thereto at
Item 8 of this Form 10-K. The Company's actual future results could differ materially from its historical results, depending on, among other factors, changing rates of utilization of medical services by its enrollees and changing rates of medical service costs.

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

     Historically, substantially all of the Company's premium and management services revenues were derived from its traditional indemnity and PPO business; however, the growth of revenues and earnings in recent years is the result of a strategic shift in focus that began in 1992. As a result of the change in strategy, HMO and POS premiums have grown to 42% at the end of 1998 from 8% of total premiums at the end of 1994. Membership for fully insured HMO and POS products has grown to over 358,000 members at the end of 1998 from 38,000 members at the end of 1994. Additionally, HMO and POS membership under management services agreements totaled 82,000 and 29,000 at the end of 1998 and 1994, respectively, bringing total HMO and POS membership served to 440,000 and 67,000 for the same periods. The growth in the HMO and POS products is attributable to new sales, in-group-growth and, to a lesser degree, migration of business from other traditional indemnity products offered by the Company. Since 1995, medical services for substantially all of the Company's HMO and POS products sold were provided through its CHPNs.

     Management services revenue consists of fees for administrative services provided to commercial employer groups under self-funded arrangements, including claims processing, access to provider networks and other services rendered to third parties. Management services revenue also includes reimbursements for administrative expenses incurred in performing services as agent for federal and state government programs and for the national Blue Cross Blue Shield interplan system. Membership in these administrative services contracts has grown to 870,000 members at the end of 1998 from 825,000 members at the end of 1994.

     Membership served under insurance products and management services arrangements totaled 1,620,000 members at the end of 1998 compared to 1,217,000 members at the end of 1994.

     Prudent management of the Company's investments has played a significant role in developing and maintaining the Company's financial strength. Investment earnings, including realized gains on sales of investments, have represented an average of over 128% of operating income during the period January 1, 1994 through December 31, 1998.

     Benefits expense consists primarily of health care claims and payments to physicians, hospitals and other health care providers. The Company's profitability largely depends on the ability to accurately predict and effectively manage these health care costs. Accordingly, the Company continues its efforts to improve contractual terms with providers for the delivery of medical services, and effectively manage business mix changes from indemnity and PPO products into HMO and POS products.

     The Company's emphasis on managed care products, and the expenses associated with the change in its infrastructure to support managed care products and its investment in a Strategic Information Systems Plan, is reflected in its level of operating expenses as a percentage of premium and management services revenues, an average of 22% over the last five years.

     In the State of Georgia, insurers are required to pay a tax on insurance premiums in lieu of a state income tax. Premium taxes are charged to operating expenses as incurred.

     The Company pays federal taxes under the alternative minimum tax system as the result of a special deduction available under Section 833(b) of the Internal Revenue Code. If the deduction were no longer available, BCBSGA would be subject to federal income taxes at the regular corporate tax rate, which is currently 35%. See "Certain Federal Income Tax Consequences -- Section 833 of the Code" in the Form S-1, Registration No. 333-2796, effective May 14, 1996 and subsequent amendments, as incorporated herein by reference. However, in 1997, the utilization of net operating loss carryforwards, not the special deduction under
Section 833(b), subjected the Company to alternative minimum tax.

     Significant health care legislation has been, and continues to be, proposed at both the federal and state levels. Any such legislation could have a material impact on the Company's business. With or without legislation, consumers and employer groups are expected to continue to exert pressure on pricing of health care products. To meet these demands, more predictable, lower cost products will be required.

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

RESULTS OF OPERATIONS

  1998 Compared to 1997

     Premium revenue increased 20% to $1,189.7 million for the year ended December 31, 1998 from $989.8 million for the year ended December 31, 1997. The Company's membership in its indemnity and managed care insurance products increased to 750,000 members as of December 31, 1998 compared to 649,000 members as of December 31, 1997. HMO and POS premiums increased $171.7 million to $503.1 million for the year ended December 31, 1998 resulting from a 34% increase in insured membership and rate increases in the 1998 period. New sales, in-group-growth, and to a lesser extent, migrations from traditional indemnity products into HMO and POS products, continued to drive HMO and POS membership growth to 358,000 members at December 31, 1998 from 267,000 members at December 31, 1997. Premium revenue for indemnity and PPO products increased $27.0 million to $670.6 million for the year ended December 31, 1998, primarily as a result of rate increases during the 1998 period, offset in part by a shift in product mix as consumers selected products with lower cost benefit design in the 1998 period.

     Management services revenue increased to $118.0 million for the year ended December 31, 1998 compared to $96.5 million for the year ended December 31, 1997, due primarily to increased administrative fee revenue from services provided to self-funded employer groups, other third parties and network access fees from other Blue Cross Blue Shield plans in the 1998 period. Membership in self-funded employer groups increased to 870,000 members at December 31, 1998 from 863,000 members at December 31, 1997.

     Investment and other income for the year ended December 31, 1998 was $17.2 million, slightly below investment and other income for the prior year. Although the Company's average investment portfolio increased year over year, the investment return (excluding realized gains and losses) declined to 5.1% in 1998 due to lower interest rates compared to an investment return of 5.4% in 1997. Additionally, other income in 1997 included $0.6 million related to non-recurring income.

     Realized gains of $9.3 million on the sale of marketable securities for the year ended December 31, 1998 were $2.0 million lower than gains realized in the year ended December 31, 1997. The results in 1998 and 1997 are not necessarily indicative of results to be expected in the future. The magnitude of realized gains in any quarter can fluctuate due to fixed and equity market performance, as well as timing of individual sale transactions, which are subject to decisions made by individual investment portfolio managers or by the Finance Committee of the Company's Board of Directors.

     The Company's loss ratio (benefits expense as a percentage of premium revenue) improved to 86.8% for the year ended December 31, 1998 from 89.1% for the year ended December 31, 1997. This was primarily a result of rate increases in the 1998 period, actions to control medical costs implemented in late 1997 and early 1998, and in part to an improvement in payment patterns and claims trends from prior year's claims estimates, principally for the Company's HMO and POS products. The loss ratio for HMO and POS products improved to 85.6% for 1998 from 89.5% for 1997. The loss ratio for indemnity and PPO products improved to 88.5% for the 1998 period from 89.6% for the same period in 1997.

     Operating expenses increased 20% to $279.2 million for the year ended December 31, 1998 from $233.7 million for the year ended December 31, 1997, principally due to growth in the Company's infrastructure necessary to support the increased HMO and POS membership base, information technology changes, Year 2000 readiness costs and Medicare Risk product development. Year 2000 readiness costs were $4.6 million in 1998. Additionally, during the year ended December 31, 1998, the Company recognized increased operating expenses related to the settlement of the Lawsuit and the proposed Merger with WellPoint. The operating expense ratio (operating expenses as a percentage of premium revenue and management services revenue) was 21.4% for the year ended December 31, 1998, compared to 21.5% for the year ended December 31, 1997.

     On July 8, 1998, the Company entered into a stipulation and agreement of settlement of the Lawsuit. The Company endowed a new non-profit foundation and issued cash, Class A Stock and Warrants pursuant to the Settlement; in connection with this transaction, the Company recorded a nonrecurring charge of $76.2 million for the year ended December 31, 1998.

     In January 1998, a hospital purchased stock warrants exercisable for common stock of one of the Company's CHPN subsidiaries in exchange for a note receivable. In January 1997, a hospital purchased a 5% interest in one of the Company's CHPN subsidiaries. These transactions were recorded as non-operating income for the years ending December 31, 1998 and 1997.

     The Company recorded tax expense of $2.1 million for the 1998 period compared to a tax benefit of $2.1 million for the 1997 period. Net tax expense in 1998 is from the alternative minimum tax, increased for CHPN losses that are not expected to generate benefit in the foreseeable future, offset by tax benefits related to the settlement of the Lawsuit, and the difference in book and tax bases in CHPN investments both reduced to expected realizable value. The net tax benefit in 1997 included the utilization of loss carryforwards and tax benefits from the Company's long-lived tax assets and the difference in book and tax bases of its CHPN investments reduced to expected realizable value.

     As a result of the foregoing factors, operating income increased to $22.3 million for the year ended December 31, 1998 from an operating loss of $0.4 million for the year ended December 31, 1997. After the endowment of a non-profit foundation, non-operating income and minority interests in (earnings) losses of joint venture investments, the Company recognized a net loss of $57.2 million for the year ended December 31, 1998 compared to net income of $4.4 million for the year ended December 31, 1997.

  1997 Compared to 1996

     Premium revenue for 1997 was $989.8 million, an increase of 21% over the premium revenues of $818.4 million for 1996. The Company's members with indemnity and managed care insurance products increased 17% to 649,000 members at December 31, 1997, up from 555,000 members at the end of the prior year. HMO and POS premiums increased to $331.4 million for 1997, up from $180.4 million for 1996, as a result of rate increases in 1997 and a 60% increase in membership to over 266,000 members at December 31, 1997 from 166,000 members at December 31, 1996. New sales, in-group-growth, and to a lesser extent, migrations of business from traditional indemnity products offered by the Company into HMO and POS products, continued to drive HMO and POS membership growth. HMO and POS membership under management services agreements totaled 70,000 and 58,000 at December 31, 1997 and 1996, respectively, bringing total HMO and POS membership served to 336,000 members and 224,000 members for the same periods. Premium revenue for indemnity and PPO products increased $16.4 million to $643.6 million for 1997 from $627.2 million for 1996 due to year over year rate increases of over 3%.

     Management services revenue increased $9.2 million to $96.5 million for the year ended December 31, 1997 compared to $87.3 million for the year ended December 31, 1996 due primarily to increased administrative fee revenue from services provided to commercial employer groups under self-funded arrangements, other third parties and from network access fees from other Blue Cross Blue Shield plans in the 1997 period. Membership in self-funded employer groups increased to 863,000 members at December 31, 1997 from 861,000 members at December 31, 1996.

     Total membership served under insurance products and management services arrangements totaled 1,512,000 members at year end 1997 and 1,416,000 at the end of 1996.

     Investment and other income increased to $17.3 million in 1997 from $14.4 million in 1996 principally due to growth in the Company's investment portfolio, to an improvement of the investment return (excluding realized gains and losses) over the prior years to 5.4% up from 5.3%, and to an increase of $0.6 million in non-recurring other income in the 1997 period.

     Realized gains of $11.3 million on the sale of marketable securities for 1997 were $7.2 million higher than gains realized for 1996. These results are not necessarily indicative of results to be expected in the future. The magnitude of realized gains in any period can fluctuate due to fixed income and equity market performance, as well as timing of individual sale transactions, which are subject to decisions made by individual investment portfolio managers or by the Finance Committee of the Company's Board of Directors.

     The Company's total loss ratio increased to 89.1% for 1997 from 85.8% for 1996 as the Company experienced higher cost trends and utilization in all of its managed care networks and increasing medical cost trends and higher utilization in its indemnity and PPO products in all markets. Accordingly, the loss ratio for HMO and POS products increased to 89.5% for 1997 from 84.7% for 1996 and the loss ratio for indemnity and PPO products increased to 89.6% for 1997 from 86.7% for 1996.

     Operating expenses increased 16% to $233.7 million for 1997 from $202.1 million for 1996, principally due to growth in the Company's infrastructure necessary to support its Medicare Risk product development, information technology development costs and the increased HMO and POS membership base. Information technology costs for 1997 included approximately $2.2 million incurred for Year 2000 computer software readiness. As a result of operating expenses increasing at a slower rate of growth than premium and management services revenue, the operating expense ratio decreased to 21.5% for 1997, from 22.3% for 1996.

     On May 23, 1996, a hospital purchased a 5% interest in one of BCBSGA's CHPN subsidiaries. On January 1, 1997, another hospital purchased a 5% interest in the same CHPN subsidiary. These transactions were recorded as non-operating income for 1997 and 1996, respectively.

     The Company recorded a tax benefit of $2.1 million for 1997 compared to tax expense of $3.2 million in 1996. The net tax benefit in 1997 included the utilization of loss carryforwards as well as tax benefits reduced to expected realizable value from the Company's long-lived tax assets and differences in book and tax bases of its CHPN investments offset by CHPN losses that are not expected to generate benefit in the foreseeable future. The net tax expense of $3.2 million in 1996 consisted of federal alternative minimum tax reduced primarily by a benefit expected to be realized from the Company's long-lived tax assets.

     As a result of the foregoing factors, net income decreased to $4.4 million for 1997 compared to net income of $17.5 million in 1996.

LIQUIDITY AND CAPITAL RESOURCES

  Liquidity

     The Company has both short-term and long-term liquidity needs and has structured its investment portfolios accordingly. Of the Company's total investment portfolio at December 31, 1998, $304.3 million is held at its insurance subsidiaries and is invested subject to limitations prescribed by Georgia insurance statutes. Short-term liquidity needs to fund the Company's operating costs, as well as payment obligations to its customers, are met from funds invested primarily in institutional money market accounts and short-term government agency notes. Assets not required for short-term liquidity needs are transferred to a portfolio of investments in the fixed income and equity markets. This portfolio, which provides reserves for future payment obligations and funds for long-term liquidity needs, is managed by several independent advisory firms. The

Company's investment policies are designed to provide liquidity to meet anticipated payment obligations, to preserve capital and to maximize yield in conformance with all regulatory requirements.

     Cash and investments were $377.8 million or 64% of total assets at December 31, 1998. The allocation of the Company's external investment portfolio has been consistently maintained with over 68% in fixed maturities, all of which are investment grade, and the balance in equity securities. Corporate and government bonds are in issues with ratings of "A" or better by Moody's Investors Service and Standard & Poor's Rating Group and investments in equity securities are in domestic, dividend paying companies. The Company's portfolio currently does not contain any derivative securities or instruments, or any real estate investments or equity investments in corporations engaged solely in real estate activities. Management believes that the Company's conservative investment portfolio contributes to its financial stability.

     The Company's balance sheet has improved steadily since 1994, with total assets growing to $587.3 million at December 31, 1998, up from $342.2 million at December 31, 1994. A substantial portion of the increase was a result of growth in the Company's cash and investment portfolio as it invested excess cash generated from operating activities and investment earnings.

     The Company has historically satisfied its ordinary cash requirements from operations. Net cash provided by operating activities amounted to $66.0 million for 1998 compared to net cash provided by operating activities of $2.2 million for 1997. This increase was primarily the result of higher operating earnings in 1998. Because of the nature of the Company's business, current cash flows from operations are not necessarily expected to be indicative of future results; however, the Company does believe its future cash resources will be adequate to meet its operating requirements.

     The Company has analyzed its information technology and is executing a comprehensive plan to either modify or replace portions of its software and hardware so that those systems will properly function when processing information involving dates after 1999. Total Year 2000 computer software readiness costs are estimated at $13.0 million and are being funded through operating cash flows. Through December 31, 1998, the Company has incurred $4.1 million in capital expenditures and has expensed $6.8 million as renovation expenses when incurred, with $4.6 million expensed in the 1998 period. Remaining Year 2000 capital expenditures and renovation expenses are estimated at $0.4 million and $1.7 million, respectively.

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

     Medical access point development, including physician practice acquisition, the establishment of urgent care, 24-hour, or primary care clinic facilities, or physician recruitment or relocation costs, could occur if the CHPNs are not able to adequately cover the geography or range of services desired. The capital cost to develop a medical access point varies because of differing factors such as available facilities and extent of existing infrastructure. The Company anticipates that the development of a single medical access point could cost in the range of $0.5 million to $2.0 million. To date, no CHPN has produced an access need that has translated into additional capital requirements.

     Under the terms of a revolving credit loan agreement with a group of banks to finance the Company's CHPNs and other related costs, the Company could borrow up to $9.0 million. Borrowings outstanding totaled $3.5 million at December 31, 1997 and 1996. During January 1998, the Company terminated its $9.0 million revolving credit agreement and paid in full the $3.5 million note payable outstanding at December 31, 1997.

     The Company believes that future capital requirements can be met with a combination of (i) the Company's current resources, (ii) cash flows from operations, (iii) borrowings and (iv) potential debt or equity offerings. Management believes that the consummation of the Merger will provide the Company with additional capital alternatives.

  Year 2000 Computer Software Readiness

     All companies that operate on mature computer software programs face the difficult task of how to reprogram or replace their existing systems, which have protocols that address dates in terms of two digits rather than four to define the applicable year. Date sensitive software may recognize a date using "00" as the year 1900 instead of the year 2000 (the "Year 2000 Issue"). The Company has analyzed its systems and is executing a comprehensive plan to either modify or replace portions of its software and hardware so that those systems will properly function when processing information involving dates beyond December 31, 1999. The Company's plans to resolve the Year 2000 Issue involve the following phases: (1) awareness and assessment; (2) renovation; (3) validation;
(4) implementation and (5) contingency planning.

     During 1997, the Company began its assessment of all systems that could be significantly affected by the Year 2000 Issue. Detailed plans for renovation were finalized in early 1998. At the end of February 1999, the Company's state of Year 2000 readiness can be summarized as follows:

     - The Company's data center is already Year 2000 compliant; the Company anticipates that all client server, desk top computers and software, telephone and voice mail systems will be compliant by the end of June 1999.

     - The Company's claims processing, membership billing and primary payment system, which currently handles over 70% of the Company's membership, is renovated; certification testing and production implementation is scheduled for completion by the end of June 1999.

     - The claims processing system for approximately 27% of the Company's membership (representing the non-HMO membership for its largest customer) is in the process of renovation and is scheduled for production implementation by the end of June 1999.

     - Expanded certification testing for the Company's other large customers, including the Federal Employee Program ("FEP") and for the national ITS system will continue through September 1999.

     - Medicare Part A processing system is Year 2000 compliant and certification testing will continue through June 30, 1999.

     - Electronic data interchange testing and implementation is scheduled for completion during the third quarter.

     - The general ledger and related financial system applications are targeted for production implementation at the start of the third quarter.

     - During the second quarter of 1999, the Company will assess certain other applications that were initially identified as systems which did not require a Year 2000 solution to determine if circumstances have changed such that a Year 2000 solution would now be required.

     - Security systems and elevators in leased and owned facilities have been certified by external parties as Year 2000 compliant.

     The Company utilizes both internal and external resources to renovate, replace, test and implement the software and equipment to satisfy Year 2000 requirements. The total cost of the Year 2000 changes is estimated at $13.0 million and is being funded through operating cash flows. Through December 31, 1998, the Company has incurred $4.1 million in capital expenditures and has expensed $6.8 million with $4.6 million expensed in the 1998 period. Remaining Year 2000 costs are estimated at $2.1 million and include $1.7 million of renovation expense. Costs of new software are included in capital expenditures and will be amortized over three to five years.

     The Company conducts business electronically with certain external parties, including suppliers, customers, physicians, hospitals and financial service organizations. The Company has contacted substantially all of the external parties with which it interacts to determine Year 2000 compliance issues. Certification testing with external parties began in January 1999. Over 50% of the physicians and hospitals that provide health care services to the Company's
1.6 million members reported that they were Year 2000 ready at the end of February 1999. Certification testing of interfaces with vendors, suppliers, physicians and hospitals will continue through October. The Company is also dependent on interfaces with several government agencies, including HCFA and FEP. Although the Company continues to monitor the Year 2000 readiness of significant external parties, it cannot guarantee that the systems of external parties upon which the Company depends will be Year 2000 ready.

     Additionally, the Company uses external money managers to manage its investment portfolio. Historically, the Company has been dependent on its investment advisors to timely monitor performance of its investment portfolio against predetermined benchmarks. The effect of Year 2000 non-compliance by its investment advisors, any of the national securities exchanges, certain financial institutions or the corporations in which the Company has either a bond or stock investment is not determinable. Non-compliance by these entities could have a material impact on the Company's investment earnings which have accounted for a significant portion of operating income over the last five years.

     The Company has received independent reviews from third parties of all its Year 2000 compliance activities. At this time, neither the third party reviews nor the Company's reviews have identified any business function which would suffer from Year 2000 problems, if the Year 2000 plan is successfully implemented. However, failure to successfully execute the plan or the failure of external parties to achieve their Year 2000 compliance could have a material adverse impact on the Company's financial position and results of operations.

     In late 1998, the Company began contingency planning with a third party consulting group in the event that all phases of its Year 2000 plan are not completed. For those risks which cannot be mitigated, the Company expects to identify specific contingency actions by mid-1999. Due to increased requirements for contingency planning as required by HCFA, testing of the contingency plan has been scheduled for completion during third quarter 1999.

  Commitments and Contingencies

     Refer to Item 3. "Legal Proceedings" of this Form 10-K which description is incorporated herein by reference.

  Forward-Looking Statements

     The matters discussed in this Form 10-K contain certain forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act, and Section 21E of the Exchange Act, that represent the Company's expectations or beliefs including, without limitation, statements concerning future revenue, future investment earnings and value and certain Year 2000 information. Such statements involve risks and uncertainties that may cause actual results to differ materially from those implied in this Form 10-K. Among other things, these risks and uncertainties include: the need to accurately predict health care costs and the ability to control future health care costs through product and benefit design, underwriting criteria, utilization management and negotiation of favorable provider and hospital contracts; changes in mandated benefits, utilization rates, demographic characteristics, health care practices, inflation, new pharmaceuticals and technologies, clusters of high-cost cases, response to the regulatory environment and numerous other factors that are beyond the Company's control and may adversely affect its ability to predict and control health care costs and claims; periodic renegotiation of hospital and other provider contracts coupled with continued consolidation of physician, hospital and other provider groups which may result in increased health care costs, limit the Company's ability to negotiate favorable rates and control costs and subject the Company to increased credit risk or risks of network stability related to provider groups; competitive pressure to contain premium prices; fiscal concerns regarding the continued viability of government-sponsored programs such as Medicare and the potential of decreasing reimbursement rates for these programs; and any other limitations on the Company's ability to increase or maintain its premium levels, design products, select underwriting criteria or negotiate competitive provider contracts. Other risk factors are described in the Company's Securities and Exchange Commission reports and filings.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     With a primary emphasis on protection of capital, the Board of Directors-approved guidelines seek appropriate asset distribution, diversification of risk, and use of professional external money managers to manage levels of risk. The Company maintains two investment portfolios. The Company does not hold derivative financial instruments or derivative commodity instruments in either portfolio and has no foreign currency exposure. The Company is subject to market risk exposure associated with changes in interest rates and equity prices in its investment portfolios. A sensitivity analysis to measure potential losses in the market value of the Company's fixed income and equity investments in both portfolios (both portfolios are classified as other than trading) indicates the following market risk exposures:

          As of December 31, 1998, approximately 73.6% of the value ($239.5 million) of the consolidated portfolios was held in financial instruments with fixed maturities, which are described above at Item 1.
     "Business -- Investment Portfolio." The primary market risk exposure is to changes in interest rates. An immediate one percentage point decrease in interest rates would increase the net aggregate market value of the fixed income portfolio by $8.1 million. An immediate one percentage point increase in interest rates would decrease the net aggregate market value of the fixed income portfolio by $8.2 million. Corporate Treasury manages interest rate exposure by maintaining a short duration. The modeling technique used by the Company considers the net present value of cash flows (including duration estimates). Short-term debt instruments, approximately 2.8% of the value ($9.2 million) of the consolidated portfolios, with a fair value equal to their cost are excluded from the aggregate net market value market risk exposure analysis.

          The fair value of the common equity portfolio, excluding investments in affiliated entities (1% of the common equity portfolio), was $75.4 million as of December 31, 1998. The equity portfolio is highly diversified and limited to high quality domestic dividend paying stocks. The primary market risk exposure is therefore an overall decline in market prices for balanced portfolios composed of the equity securities of seasoned domestic companies. Assuming an immediate 10% decrease in each equity security price, the hypothetical pre-tax loss in fair value is $7.5 million. Likewise, assuming an immediate 10% increase in each equity security price, the hypothetical pre-tax gain in fair value is $7.5 million. The Company's unrealized net gains and losses are recorded net of taxes as accumulated other comprehensive income in the Shareholders' equity section of the accompanying Consolidated Financial Statements at Item 8 of this Form 10-K.

     The Company does not anticipate any material change in primary market risk exposure in 1999.

     The portfolios and their management are also described and discussed above at Item 1. "Business -- Investment Portfolio" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources -- Liquidity."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements listed in Item 14(a)(1) are included in this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information as of March 6, 1999 regarding each of the Directors of the Company and the executive officers of the Company or BCBSGA. Each Director of the Company also serves as a Director of BCBSGA.

NAME                                         AGE                      TITLE
----                                         ---                      -----
James L. LaBoon, Jr........................  62    Chairman of the Board of Directors of the
                                                   Company and Blue Cross and Blue Shield of
                                                   Georgia, Inc.
Fred L. Tolbert, Jr........................  69    Vice Chairman of the Board of Directors of
                                                   the Company and Blue Cross and Blue Shield
                                                   of Georgia, Inc.
Richard D. Shirk...........................  53    Chief Executive Officer, President and
                                                   Director of the Company and Blue Cross and
                                                   Blue Shield of Georgia, Inc.
William A. Alias, Jr.......................  57    Director
Elizabeth W. Camp..........................  47    Director
Edward M. Gillespie........................  63    Director
Joseph D. Greene...........................  58    Director
Mel H. Gregory, Jr.........................  62    Director
Frank J. Hanna, III........................  37    Director
R. Pierce Head, Jr.........................  71    Director
Warren Y. Jobe.............................  58    Director
James H. Leigh, Jr., M.D...................  56    Director
James R. Lientz, Jr........................  55    Director
Julia L. Mitchell-Ivey.....................  66    Director
John W. Robinson, Jr.......................  59    Director
Arnold M. Tenenbaum........................  62    Director
W. Jerry Vereen............................  58    Director
Joe M. Young...............................  70    Director
John A. Harris.............................  48    Treasurer of the Company, Executive Vice
                                                   President of Finance & Strategic Planning
                                                   of Blue Cross and Blue Shield of Georgia,
                                                   Inc.
Hugh J. Stedman............................  51    Secretary of the Company, Senior Vice
                                                   President and General Counsel of Blue Cross
                                                   and Blue Shield of Georgia, Inc.
Raymond J. Colleran........................  56    Executive Vice President, Market Operations
                                                   of Blue Cross and Blue Shield of Georgia,
                                                   Inc.
Mark Kishel, M.D...........................  52    Executive Vice President, Chief Medical
                                                   Officer of Blue Cross and Blue Shield of
                                                   Georgia, Inc.
Richard F. Rivers..........................  45    Executive Vice President, Chief Operating
                                                   Officer of Blue Cross and Blue Shield of
                                                   Georgia, Inc.
Richard A. Steinhausen.....................  55    Executive Vice President, Service
                                                   Operations and Information Systems of Blue
                                                   Cross and Blue Shield of Georgia, Inc.
R. Neil Vannoy.............................  52    Executive Vice President, Community
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

     Richard D. Shirk joined BCBSGA as President and Chief Executive Officer on April 1, 1992 and has been a Director of BCBSGA since that date. He has been President, Chief Executive Officer and a Director of the Company since its organization in February 1996. Mr. Shirk has been Chairman of GGL since 1992. He is also a Director of HMO-Ga and GBG. Mr. Shirk has more than 25 years of experience in employee benefits and managed care. He was a key senior officer of Equicor in its formation in 1986, serving as President of the Southern Region. When Equicor combined business operations with CIGNA in 1990, Mr. Shirk was named Senior Vice President of the Central Region and coordinated the integration of managed care operations of the companies. Mr. Shirk is a board member of the Georgia Coalition for Health, the National Institute of Health Care Management and the Georgia Caring Program for Children Foundation. He is a Board Member of Central Atlanta Progress and serves as Chairman of the Georgia U.S.O.C. Steering Committee, as well as on the Board of Directors of the Georgia Chamber of Commerce and the Board of SSgA Mutual Funds. He is Director of the Buckhead Coalition and Metropolitan Atlanta Chapter of the American Red Cross.

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

     Joseph D. Greene is a professor of Business Administration for the College of Business at Augusta State University in Augusta, Georgia. Before joining Augusta State University, Mr. Greene was employed by Pilgrim Health and Life Insurance Company, where he retired as Executive Vice President after 32 years of employment with the company. Mr. Greene is past Chairman of the Georgia Board of Regents. He currently serves on the Boards of Directors of McDuffie Bank & Trust of Thomson, the Greater Augusta Community Foundation, Morris Museum of Arts, Southeastern Technology Center, the National Science Center Discovery and the University of Georgia Terry College of Business. Mr. Greene has been a Director of BCBSGA since 1993 and a Director of the Company since its organization in February 1996. He is also Vice Chairman of the Board of Directors of HMO-Ga.

     Mel H. Gregory, Jr., is retired, following a 35-year career in executive insurance positions with The Equitable Companies. He held positions as Executive Vice President, Agency Operations; President and Chief Operating Officer, Equitable Variable Life Insurance Company; Chief Executive Officer, Equico Securities; and as a member of The Equitable's Executive Committee. He is a member of the Board of Directors of Stetson University School of Business. Mr. Gregory has been a Director of the Company since its organization in February 1996 and a Director of BCBSGA since 1996. Mr. Gregory is also a Director of GGL.

     Frank J. Hanna, III is, and has been since 1993, the Chief Executive Officer of HBR Capital, Ltd., an investment firm based in Atlanta, Georgia. Mr. Hanna began his career in Atlanta as a corporate attorney with the Atlanta law firm of Troutman Sanders LLP. Mr. Hanna is also extensively involved in education, including serving as a founding member of the Board of Directors of the Archbishop Donnellan School and as a Director of Pinecrest Academy. Mr. Hanna is a Director of Outsourcing Solutions Inc. Mr. Hanna is a graduate of the University of Georgia and the University of Georgia School of Law. Mr. Hanna became a Director of the Company and BCBSGA in February 1996.

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

     Warren Y. Jobe, is Senior Vice President of Southern Company responsible for corporate development including customer relations and civic affairs. Mr. Jobe is also Executive Vice President and a member of the Board of Directors of Georgia Power Company. He is president of the Georgia Power Foundation. Mr. Jobe is a member of the Board of Regents of the University System of Georgia. He currently serves on the Boards of the Visiting Nurse Health Systems of Atlanta, the Georgia Chamber of Commerce, the Y.M.C.A. of Metro Atlanta, the Atlanta Symphony Orchestra and several other civic organizations. He is Vice Chairman of the Board of Trustees of Oglethorpe University. Mr. Jobe became a Director of BCBSGA and the Company in March 1999.

     James H. Leigh, Jr., M.D., is a surgeon in Gainesville, Georgia, where he has a private practice. He is a member of the Northeast Georgia Medical Center staff and the Lanier Park Hospital consultant staff. Dr. Leigh is also past Chief of Surgery and Chief of Staff at Northeast Georgia Medical Center. Dr. Leigh served as an Assistant Professor of Surgery at the University of Tennessee College of Medicine. Dr. Leigh was a member of the Board of Directors of the Northeast Georgia Health Association and was previously an Alternate Director of the Medical Association of Georgia. He has been a Director of BCBSGA since 1975 and a Director of the Company since its organization in February 1996. Dr. Leigh is also a member of the Board of Directors of HMO-Ga.

     James R. Lientz, Jr., is President of NationsBank, Mid-South Banking Group. Prior to joining NationsBank, he was President and CEO of C&S National Bank of South Carolina, a predecessor of NationsBank. Mr. Lientz is a member of the Board of Directors of Georgia Power Company. He is a trustee of Rhodes College, The Lovett School, the Georgia Research Alliance and the Georgia State University Foundation. He serves as Chairman of the Georgia Chamber of Commerce and the Georgia Council on Economic Education. He is also a member of the Executive Committee of the Metropolitan Atlanta Chamber of Commerce. Mr. Lientz has been a Director of BCBSGA and the Company since 1997.

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

     John W. Robinson, Jr., is President of Southern Waistbands Incorporated, a manufacturer of textile interlinings. Until June 1996, he was also a manufacturer's representative for Threads USA. He has served as a member of the Board of Directors of the Bank of Bartow and Bank South Corporation and is currently an Advisory Director to NationsBank Northeast Georgia. He is a Trustee of The Georgia Baptist Foundation, serves on the Executive Committee and is a past Chairman. Mr. Robinson has served on the Georgia Board of Natural Resources and the Board of Regents of the University System of Georgia and has been a Trustee of Athens Academy and a Director of the Barrow County Chamber of Commerce. Mr. Robinson became a Director of BCBSGA and the Company in March 1999.

     Arnold M. Tenenbaum is President of Chatham Steel Corporation. He is a member of the Boards of Directors of the Georgia Lottery Commission, First Union National Bank of Savannah, First Union Bank of Georgia and Savannah Electric & Power Company. Mr. Tenenbaum is a past President of the Telfair Academy of Arts & Sciences, the Chairman of the Steel Service Center Institute and past Chairman of the Georgia Chamber of Commerce. He has been a Director of the Company and BCBSGA since 1997. He is also a member of the Board of Directors of HMO-Ga.

     W. Jerry Vereen is President and Chief Executive Officer of Riverside Manufacturing Company in Moultrie, Georgia and is acting Chairman of the Board of Directors of Riverside Manufacturing Company and all of its subsidiary corporations. Mr. Vereen serves on the Boards of Directors of Georgia Power Company, Georgia Chamber of Commerce, Gerber Scientific, Inc., American Apparel Manufacturers Association, and the Textile Clothing Technological Corporation, the International Apparel Federation, the Georgia Research Alliance and the Georgia Board of Industry, Trade and Tourism. He is also a member of the Board of Governor's Development Council. He has been a Director of BCBSGA since 1993 and a Director of the Company since its organization in February 1996.

     Joe M. Young is the General Manager of LOR, Inc. and Rollins Investment Fund, two entities which manage the holdings of the family of the late O. Wayne Rollins. His service with LOR, Inc. commenced in 1979 and with Rollins Investment Fund at its inception in 1988. He also serves as an Officer and Director of several other related entities and as a Trustee of several Rollins Family Foundations and Trusts. Since 1992 he has been a Director of Valley Systems, Inc., a public company traded on The NASDAQ Stock Market. Mr. Young became a Director of the Company and BCBSGA in February 1996.

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

     Hugh J. Stedman currently serves as Secretary of the Company and Senior Vice President and General Counsel to BCBSGA. Mr. Stedman has been Counsel to BCBSGA since 1985. Mr. Stedman obtained his J.D. from Rutgers University and is admitted to practice law in Georgia and Pennsylvania. Prior to joining BCBSGA, Mr. Stedman was Associate Counsel for Healthdyne, Inc., a manufacturer of medical devices and supplier of home-health services. Mr. Stedman is a member of the American, Georgia and Cobb County Bar Associations, the Cobb County Chamber of Commerce and the National Health Lawyers' Association.

     Raymond J. Colleran joined BCBSGA in February 1993, as BCBSGA's Executive Vice President, Market Operations. Prior to February 1993, Mr. Colleran held a number of key management positions with Equitable Life, Equicor and CIGNA. These positions included Regional Financial Officer and Regional

Account Vice President with Equitable Life, Vice President in Charge of Sales and Accounts for Equicor, President of the East Central Region for Equicor and most recently, Senior Vice President in Charge of Sales for the East Central Region for CIGNA. Mr. Colleran has served as Corporate Secretary and Treasurer for GGL since November 1994. Mr. Colleran is a past member of the Blue Cross and Blue Shield Association National Labor Office Board and the Buckhead Chamber of Commerce Executive Committee.

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

     Richard A. Steinhausen joined BCBSGA in August 1995 as Executive Vice President, Service Operations and Information Systems. Mr. Steinhausen has more than 30 years of health care industry experience. Most recently, he served as Vice President, Employee Benefits Division of Washington National. Previously, he was a Senior Vice President of Equicor and President of its National Benefits Sector. He also served as a Regional Vice President, Claims for Equitable Life Assurance Society.

     R. Neil Vannoy joined BCBSGA as Senior Vice President of Public Affairs and Product Development in July 1992. In 1994, he was appointed Executive Vice President of Community Operations of BCBSGA and is responsible for community healthcare partnership developments and government programs. Prior to joining BCBSGA, Mr. Vannoy served in management positions with Prudential Insurance Company for 16 years, including Vice President, Group Corporate at Prudential's New Jersey headquarters, Vice President in charge of the Company's Southern Group Operations, Vice President of Florida Group Operations and Vice President of Group Marketing and Sales at the New York City group office. Mr. Vannoy is a member of the Boards of Directors of the Georgia Business Forum, the Georgia Caring Program for Children Foundation and the Company's Community Health Partnership Network joint ventures in Atlanta, Athens, Augusta and Savannah. He serves on the Professional Advisory Council of Mission New Hope in Atlanta, supported the development of the Georgia Coalition for Health as a member of the formation steering committee and serves on the technical advisory committee of the Georgia Health Policy Center. Mr. Vannoy holds a Chartered Life Underwriter designation.

INFORMATION REGARDING THE BOARD OF DIRECTORS

     The Company's Articles of Incorporation provide that the Board of Directors shall consist of not more than 21 members with the actual number of Directors to be fixed from time to time by the Board of Directors. The Articles of Incorporation provide for the classification of the Company's Directors into three classes, with each class containing approximately the same number of Directors and the term of one class expiring each year. At each Annual Meeting of Shareholders, the Directors of one class are elected by the shareholders entitled to vote thereon, to hold office for a term of three years or until their successors are elected and qualified. Set forth below is the name of each Director, the class in which he or she serves and the year in which his or her current term expires.

  Class  One -- Term Expires at the 1999 Annual Meeting of Shareholders

         Elizabeth W. Camp(1)
         Mel H. Gregory, Jr.
         James L. LaBoon, Jr.
         James H. Leigh, Jr., M.D.
         Julia L. Mitchell-Ivey
         John W. Robinson, Jr.(1)

  Class  Two -- Term Expires at the 2000 Annual Meeting of Shareholders

         Edward M. Gillespie
         Joseph D. Greene, CLU(1)
         James R. Lientz, Jr.(1)
         W. Jerry Vereen
         Joe M. Young(2)

  Class  Three -- Term Expires at the 2001 Annual Meeting of Shareholders

         William A. Alias, Jr.
         Frank J. Hanna, III(2)
         R. Pierce Head, Jr.(3)
         Richard D. Shirk
         Arnold M. Tenenbaum(1)
         Fred L. Tolbert, Jr.
         Warren Y. Jobe(1)
---------------

(1) Ms. Camp and Messrs. Robinson, Greene, Lientz, Tenenbaum and Jobe are Class A Designated Directors.
(2) Mr. Young is a Class Two, Preferred Designated Director. Mr. Hanna is a Class Three, Preferred Designated Director.
(3) According to the retirement policy set forth in the Company's bylaws, this Director will retire effective at the conclusion of the Company's next Annual Meeting.

     Under the Articles of Incorporation, so long as shares of Preferred Stock are issued, outstanding and entitled to vote and no shares of the Company's common stock, no par value (the "Common Stock"), are outstanding, the holders of outstanding shares of Class A Stock, voting separately as a single class (with each share being entitled to one vote) and to the exclusion of all other classes and series of capital stock of the Company, are entitled to elect two Directors to each of the Company's three Classes of Directors ("Class A Designated Directors"), for a total of six of the total number of members of the Board of Directors following the third annual election. Prior to the Special Meeting of the holders of Class A Stock held on December 18, 1996 (the "Special Meeting"), a special nominating committee composed of two Continuing Directors (as defined below) and the two Preferred Designated Directors (as defined below) nominated the two Class A Designated Directors to be voted on by all of the holders of the Class A Stock at the Special Meeting. At the Special Meeting, Joseph D. Greene was elected as a Class A Designated Director to serve as a Class Two Director until the 1997 Annual Meeting and Elizabeth W. Camp was elected as a Class A Designated Director to serve as a Class One Director until the 1999 Annual Meeting.

     On March 4, 1997 a special nominating committee composed of two Continuing Directors and Ms. Camp and Mr. Greene, the then current Class A Designated Directors, nominated Mr. Greene and James R. Lientz, Jr. as Class A Designated Directors to serve as Class Two Directors until the 2000 Annual Meeting or until their successors are duly elected and qualified and Arnold Tenenbaum as a Class A Designated Director to serve as a Class Three Director until the 1998 Annual Meeting to be voted on by all of the holders of the Class A Stock at the Annual Meeting of Shareholders held on April 25, 1997 (the "1997 Annual Meeting"). The three nominees were elected as Class A Designated Directors at the 1997 Annual Meeting. Prior to the third meeting of the holders of Class A Stock scheduled for December 30, 1998 at which Class A Designated Directors were to be elected (the "1998 Annual Meeting"), a special nominating committee composed of two Continuing Directors and the Class A Designated Directors nominated Arnold Tenenbaum and Warren Y. Jobe as Class A Designated Directors to serve as Class Three Directors until the Annual Meeting of

Shareholders held in 2001 and John W. Robinson, Jr. as a Class A Designated Director to serve as a Class One Director until the Annual Meeting of Shareholders held in 1999. As described herein at Part I, Item 4, the 1998 Annual Meeting was adjourned until an undetermined date. Following this adjournment, there existed two vacancies on the Board of Directors for Class A Designated Directors. In order to comply with the Plan of Conversion approved by the Commissioner in connection with the Conversion, effective March 15, 1999 the Board of Directors unanimously appointed John W. Robinson, Jr. and Warren Y. Jobe as Class A Designated Directors in Class One and Class Three, respectively. The holders of Class A Stock are expected to ratify these appointments at the 1999 Annual Meeting. Following these Director appointments, at each annual meeting until the Class A Stock is converted to Common Stock as provided in the Articles of Incorporation, a special nominating committee composed of the six Class A Designated Directors will nominate, and the holders of the Class A Stock will be entitled to elect, two Class A Designated Directors each year to replace the Class A Designated Directors whose terms expire during such year.

     Notwithstanding any nomination by a special nominating committee, the holders of the Class A Stock are entitled to nominate and elect any eligible individual to fill the Class A Designated Director positions subject to election each year.

     The holders of shares of Preferred Stock, voting separately as a single class (with each share being entitled to one vote) and to the exclusion of all other classes and series of capital stock of the Company, are entitled to nominate and elect two directors (the "Preferred Designated Directors") and all of the remaining Directors of the Company other than the Class A Designated Directors, who are elected exclusively by the holders of Class A Stock. However, pursuant to the terms of a Shareholders' Agreement (the "Shareholders' Agreement") among the holders of Preferred Stock, BCBSGA and the Company, so long as no shares of the Company's Common Stock are issued and outstanding, the holders of Preferred Stock will be obligated to vote their shares so that the persons (other than the Preferred Designated Directors) nominated by the Nominating Committee of the Company's Board of Directors and approved by two-thirds of the Continuing Directors of the Company are elected Directors of the Company. As a result, the current Board of Directors will have the ability to designate a majority of the Directors of the Company.

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

                  SECTION 16(A) OF THE SECURITIES EXCHANGE ACT
                         BENEFICIAL OWNERSHIP REPORTING

     Section 16(a) of the Exchange Act and regulations of the Commission thereunder require the Company's executive officers and Directors and persons who own more than ten percent of the Company's Class A Stock, if any, as well as certain affiliates of such persons, to file initial reports of ownership and reports of changes in ownership with the Commission. Executive officers, Directors and persons owning more than ten percent of the Company's Class A Stock are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such reports received by it and written representations from the reporting persons that no other reports were required for those persons, to the Company's knowledge, during and with respect to the fiscal year ended December 31, 1998, all filing requirements applicable to its executive officers and Directors were complied within a timely manner. To the Company's knowledge, there is no person that owns more than ten percent of the Company's Class A Stock.

ITEM 11.  EXECUTIVE COMPENSATION

GENERAL

     The following table summarizes by various categories, for the fiscal years ended December 31, 1998, 1997 and 1996, the total compensation earned by (i) the Chief Executive Officer of the Company, and (ii) each of the four most highly compensated executive officers of the Company who were serving as executive officers at December 31, 1998 and whose salary and bonus for the fiscal year ended December 31, 1998 exceeded $100,000 (collectively referred to as the "Named Executive Officers").

                      TABLE 1: SUMMARY COMPENSATION TABLE

                                                                                     LONG-TERM
                                                      ANNUAL COMPENSATION           COMPENSATION
                                               ----------------------------------   ------------
                                                                     OTHER ANNUAL       LTIP        ALL OTHER
                                                SALARY     BONUS     COMPENSATION     PAYOUTS      COMPENSATION
NAME AND PRINCIPAL POSITION             YEAR    ($)(1)     ($)(2)       ($)(3)         ($)(4)         ($)(5)
---------------------------             ----   --------   --------   ------------   ------------   ------------
Richard D. Shirk......................  1998   $500,000   $423,940     $     --       $     --        $4,505
  Chief Executive Officer,              1997    481,250         --           --        281,437         4,030
  President and Director of the         1996    425,000    412,979           --        432,225         5,878
  Company and BCBSGA
Richard F. Rivers.....................  1998    307,500    183,600           --             --         2,376
  Executive Vice President              1997     77,299         --           --             --           279
  and Chief Operating Officer
  of BCBSGA(6)
John A. Harris........................  1998    254,000    162,432           --             --         3,460
  Treasurer of the Company,             1997    225,750         --           --         89,967         3,202
  Executive Vice President,             1996    195,000    115,814           --         67,392         3,185
  Finance and Strategic
  Planning of BCBSGA
Mark Kishel, M.D......................  1998    225,000    121,525           --             --         3,276
  Executive Vice President              1997    208,750         --           --         89,967         3,238
  and Chief Medical Officer of          1996    205,000    130,015           --         70,848         3,507
  BCBSGA
Richard A. Steinhausen, Jr............  1998    244,250     99,509           --             --         3,345
  Executive Vice President,             1997    199,000         --           --         72,611         3,151
  Service Operations and                1996    175,000     94,370           --         12,096         3,383
  Information Systems of
  BCBSGA

---------------
(1) Includes amounts deferred at the election of the officers pursuant to the Tax-Favored Savings Program and other deferred compensation plans.
(2) Threshold financial performance criteria pursuant to the Annual Incentive Program was not achieved for 1997; no bonuses were earned for that period.
(3) Perquisites for Named Executive Officers were less than 10% of their total salary for all periods presented.
(4) No payments were made in 1998 as threshold financial performance criteria was not achieved for the 1995-1997 performance period. Includes payments in 1997 to the Named Executive Officers for long-term incentive payments for the 1994-1996 performance period, in 1996 for long-term incentive payments for the 1993-1995 performance period and a long-term incentive payment for the 1992-1994 performance period for Mr. Shirk whose payment for the 1992-1994 performance period was deferred by the Compensation Committee until 1996. The long-term incentive plan was replaced by the performance unit plan during 1997.
(5) Reflects contributions to the Tax-Favored Savings Program in 1998 and 1997, respectively, of $2,525 and $2,500 for Mr. Shirk, Mr. Harris and Mr. Steinhausen, $2,444 and $2,500 for Dr. Kishel and $1,188 and $-0- for Mr. Rivers, as well as the following premium payments on group term life insurance in 1998 and 1997, respectively: Mr. Shirk, $1,980 and $1,530; Mr. Rivers, $1,188 and $279; Mr. Harris, $935 and $702; Dr. Kishel, $832 and $738; and Mr. Steinhausen, $820 and $651.
(6) Mr. Rivers joined the Company in September 1997.

LONG-TERM INCENTIVE COMPENSATION

     Prior to fiscal year 1997, BCBSGA maintained a Long-Term Incentive Plan ("LTIP"). The LTIP was designed to reward participants for their contributions to the successful achievement of specific financial (60%), market share (20%) and customer service (20%) goals based on the Company's long-term business strategy. Goals were established for three-year performance periods. The LTIP had minimum threshold, target and maximum performance levels. Participants were required to be employed by one of the Company's subsidiaries on the last day of the performance period. Prior to 1997, long-term incentive award opportunities had been established for four performance cycles, the 1992-1994 performance period, the 1993-1995 performance period, the 1994-1996 performance period and the 1995-1997 performance period. The Compensation Committee makes the final award determination related to the achievement of the defined goals for each performance period. Named Executive Officers received payouts for the 1993-1995 performance cycle and the 1994-1996 performance cycle which are reflected in the Summary Compensation Table. Minimum threshold levels for financial performance were not achieved for the 1995-1997 cycle. No payouts to Named Executive Officers were due for this performance period. The LTIP was terminated as of December 31, 1997, and there are no remaining payments due under the LTIP with respect to any period for which it was in effect.

     In July 1997, the Company adopted the Performance Unit Plan (the "PUP") effective February 2, 1996 to replace the LTIP and to reward key employees for creating and increasing the value of the Company. The Compensation Committee of the Board of Directors of the Company is responsible for the administration of the PUP including designation of participants and granting of units. The PUP provides that the Compensation Committee will award up to an aggregate of one million (1,000,000) units to designated key employees. The terms of the PUP established a beginning value of the Company of $221,000,000, as determined as of February 2, 1996, with a beginning per unit value of $22.11. Under the PUP, participants become vested in their units upon the occurrence of the earliest of a "Change in Control" of the Company, the participant's death, disability or retirement under the Company's tax-qualified retirement plan, the end of a Measurement Period (as defined in the PUP) or December 31, 1999. The term "Measurement Period" is defined in the PUP as the period beginning on February 2, 1996 and ending on the date when the Company's value is first determinable, i.e., upon a market event that creates a definite value and results in liquidity. The Company's Board is granted authority to determine when such a market event has occurred, until such time as the Company's Common Stock is listed or traded on a recognized United States exchange. At the end of 1998, there was no market/liquidity event as defined in the plan; therefore, units granted under the plan did not have any assigned value.

     Payments are to be made at the end of the Measurement Period; provided, that if a Change in Control of the Company (as defined in the PUP) occurs first, payment is to be made as soon as practicable thereafter. A "Change in Control" is defined in the PUP to include (i) an acquisition of 50% or more of the Company's voting stock; (ii) the termination of a majority of the members of the Company's Board of Directors within a two-year period without certain approvals;
(iii) the approval by the Company's shareholders of any merger, consolidation or share exchange of the voting stock, a liquidation of the Company or any sale of 50% of the Company's assets or earning power; or (iv) the approval by the Company's shareholders of any merger, consolidation or share exchange which would result in the persons who were shareholders immediately before such transaction having beneficial ownership of less than 50% of the voting securities. Under this definition, the shareholders' approval of the proposed Merger would constitute a Change in Control for purposes of the PUP.

     In order for any amount to be payable under the PUP, the per unit value of the Company must have increased sufficiently from the beginning per unit value to meet the performance hurdle established under the PUP, which is the average yield of One-Year Treasury Bills (as specified in The Wall Street Journal on the published date nearest to the end of each quarter for the preceding year), compounded over the Measurement Period. Assuming that the value exceeds the performance hurdle, payment is to be made in the amount of the difference between the beginning per unit value of the Company and the per unit value of the Company at the end of the Measurement Period multiplied by the number of units awarded. Payment is to be made in cash, Company stock or any combination of the two, subject to withholding for taxes. Payment is to be made as soon as practicable after the end of the later of (i) when vesting occurs or (ii) the end of a Measurement Period. The Merger establishes a value that satisfies the performance hurdle.

     One million unit awards have been granted to 285 key employees during 1998 and 1997. Awards to the Named Executive Officers and the amounts that become payable to them under the PUP due to the Merger, assuming the purchase price of $500,000,000 (and therefore an ending unit value of $50.00; $50.00 -- $22.11 =
$27.89 per unit), are as follows: Richard D. Shirk, 138,000 units, $3,848,820; Richard F. Rivers, 30,000 units, $836,700; John A. Harris, 67,000 units, $1,868,630; Mark Kishel, 55,000 units, $1,533,950; and Richard A. Steinhausen, 58,000 units, $1,617,620.

DEFINED BENEFITS

  Retirement Plan

     The Non-Contributory Retirement Program for Certain Employees of BCBSGA (the "Retirement Plan") is a tax-qualified defined benefit pension plan that covers all employees of BCBSGA and its participating affiliated companies, who have attained age 21 and have completed 1,000 hours of service in a 12-month period after their date of hire or who complete 1,000 hours of service in any calendar year thereafter. Benefits under the Retirement Plan are based upon length of service with any Blue Cross/Blue Shield plan, with varying provisions for employees who are terminated or take early, normal or deferred retirement. The annual retirement benefit is calculated according to a specific formula. The benefit is 60% of the participant's Final Average Earnings (i.e., the average of the highest five consecutive years of annual salaries and annual incentive payments out of the last ten years of credited service) reduced by 50% of the participant's anticipated Social Security benefit. If the participant has less than 30 years of service, the result is multiplied by a service fraction. The fraction is the number of the participant's years of credited service up to 30 divided by 30. For purposes of the Retirement Plan, a participant's earnings that may be considered may be limited by provisions of Section 401(a)(17) of the Internal Revenue Code of 1986, as amended (the "Code"), and the annual additions to his benefit may be limited by Code Section 415. A participant becomes fully vested after five years of service. Generally, upon retirement, participants may elect to receive their benefits in the form of a lump sum payment, lifetime annuity, lifetime annuity with a guaranteed payout period (ten or 20 years), or a joint and survivor annuity with 50%, 66 2/3% or 100% survivor benefits. The Retirement Plan also provides, subject to certain conditions, for the payment of vested benefits of a deceased employee to his or her spouse during such spouse's lifetime.

     The amount of contributions required by BCBSGA to fund benefits for its employees is determined each year by actuaries. Participant contributions are not permitted. Benefits under the Retirement Plan are insured by the Pension Benefit Guaranty Corporation. The Retirement Plan is administered by the BCBSA. All contributions are held in a tax-qualified trust, and Bankers Trust Company serves as Trustee to the Retirement Plan. BCBSGA made a contribution of $2.9 million to the Retirement Plan for the plan year ended December 31, 1998. The amounts shown in the Summary Compensation Table above do not include BCBSGA's contributions in connection with the Retirement Plan for the Named Executive Officers. Such amounts are not and cannot be readily separated or individually calculated.

     In order to provide benefits to certain of its highly compensated or management employees whose benefits under the Retirement Plan will be limited due to requirements of the Code, BCBSGA maintains the Blue Cross and Blue Shield of Georgia, Inc. Executive Benefit Restoration Plan (the "Restoration Plan"), in which all of the Named Executive Officers participate. Generally, participants are recommended by the Chief Executive Officer and approved by the Compensation Committee. The Restoration Plan provides benefits to participants whose benefits under the Retirement Plan are restricted by the compensation and annual addition limitations described in Code Sections 401(a)(17) and 415. A participant becomes vested in his benefit under the Restoration Plan upon retirement or disability after attainment of age 55 and completion of five years of service (as defined in the Retirement Plan). A participant whose employment is terminated within one year following a change in control (as defined in the Restoration Plan) for reasons other than death or disability will have a fully vested right to receive all benefits accrued under the Restoration Plan as of the date of termination if his employment is terminated without just cause (as defined in the Restoration
Plan) or if
the participant terminates with good reason (as defined in the Restoration
Plan). The benefit payable under the Restoration Plan is equal to the difference between (i) the benefit the participant would be entitled to under the Retirement Plan, calculated without regard to the compensation and annual addition limits in effect under the Code, and (ii) the sum of the benefit payable under the Retirement Plan and any nonqualified defined benefit plan sponsored by another Blue Cross/Blue Shield employer, that relates to a period of service for which credit is given under the Restoration Plan. The benefits provided by the Restoration Plan are generally an unfunded obligation of BCBSGA. The accrued benefits payable under the Restoration Plan at the end of 1998 for the Named Executive Officers were $5,920 for Mr. Rivers; $15,209 for Mr. Harris; $13,073 for Dr. Kishel; and $6,166 for Mr. Steinhausen.

  BCBSGA Supplemental Executive Retirement Plan

     Effective as of July 1, 1996, BCBSGA adopted the Supplemental Executive Retirement Plan (the "SERP") to provide additional, non-qualified retirement benefits to a designated group of management employees. The SERP is administered by BCBSGA's Compensation Committee and is designed as a supplement to the Retirement Plan. Participants are recommended by the Chief Executive Officer of BCBSGA and designated by the Compensation Committee. In general, each participant in the SERP becomes entitled to receive a retirement benefit equal to the difference between (A) and (B) where (A) equals the benefit that the participant would be entitled to under the Retirement Plan calculated as if the participant were credited with two years of service for each year of actual service (up, to a maximum of 30 years) and without application of the compensation or annual additions limitations imposed under Sections 401(a)(17) and 415 of the Code, and (B) equals the sum of the participant's vested accrued benefit under the Retirement Plan and his vested accrued benefit under the Blue Cross and Blue Shield of Georgia, Inc. Executive Restoration Plan and any other non-qualified defined benefit plan sponsored by BCBSGA or any affiliate which pertains to the same periods of service.

     Benefits under the SERP generally become payable upon the participant's termination of employment due to disability or retirement after reaching age 55 and completing five years of service. Payments may be made in a lump sum or any form offered under the Retirement Plan. If payment commences before the participant's attainment of age 65, the benefit amount will be subject to a reduction of 0.25% for each month by which payment precedes the first day of the month coinciding with or next following the participant's attainment of age 62.

     The SERP provides that if a participant is terminated from employment within one year following a Change in Control (as defined below) for reasons other than death or disability, the participant becomes vested and entitled to receive all benefits accrued under the SERP as of the date of such termination if such termination arose from voluntary termination for "Good Reason" (as defined below) or dismissal without "Just Cause" (as defined below). In this instance, payment is to be made as of the later of the first day of the month following the termination of employment or the first day of the month following the participant's 55th birthday.

     The SERP contains a definition of "Change in Control" that is similar to that contained in the PUP. The term "Good Reason" is defined as the occurrence after a Change in Control of either a reduction in the nature or status of the participant's responsibilities or a reduction of the participant's base salary. The term "Just Cause" is defined as (i) an act of fraud, embezzlement, theft or other felonious criminal act; (ii) willful and continued failure to substantially perform his duties; or (iii) willful engagement in conduct that is demonstrably and materially injurious to BCBSGA and its affiliated companies.

     The SERP is generally an unfunded obligation of BCBSGA. As of January 1, 1997, BCBSGA entered into a trust agreement with Wachovia Bank of North Carolina, N.A., as Trustee, to establish the Blue Cross and Blue Shield of Georgia, Inc. Non-qualified Retirement Trust (the "Trust"), to which BCBSGA would contribute assets for the purpose of payment of the benefits under the SERP and other non-qualified plans, subject to the claims of BCBSGA's creditors in the event of its insolvency or bankruptcy. The terms of the Trust provide that no later than 30 days following a Change in Control, BCBSGA will make an irrevocable contribution to the Trust in an amount sufficient to fund more than 100% of the benefits accrued under the various non-qualified plans of BCBSGA. For these purposes, the definition of "Change in Control" is similar to that contained in the PUP and the SERP documents. The BCBSGA Board of Directors has the responsibility of informing the Trustee that a Change in Control has occurred. The timing of payment under the non-qualified plans is not accelerated due to the Change in Control. Shareholder approval of the Merger would constitute a Change in Control.

     Supplemental benefits accrued under the SERP at the end of 1998 for the Named Executive Officers were $9,528 for Mr. Rivers; $31,823 for Mr. Harris; $27,645 for Dr. Kishel; and $15,738 for Mr. Steinhausen. Four other key management employees participate in the SERP. The funding obligation of the Trust will require, within 30 days following the shareholders' approval of the proposed Merger, contributions to be made to the Trust for these eight individuals. See "Interest of Certain Persons in the Merger -- Blue Cross and Blue Shield of Georgia, Inc. Supplemental Executive Retirement Plan" in Form S-4, Registration No. 333-64955 of WellPoint filed December 4, 1998 for the estimate of the funding obligation if the Merger is consummated.

  Agreement for Supplemental Executive Retirement Benefits between BCBSGA and Richard D. Shirk

     On December 1, 1996, BCBSGA entered into an agreement with Richard D. Shirk to provide him a non-qualified retirement benefit to supplement the benefit provided to him under the Retirement Plan (the "RDS SERP"), as amended by that certain First Amendment to the RDS SERP, dated March 7, 1998 with an effective date of January 1, 1998. Mr. Shirk becomes eligible for benefits under the RDS SERP upon the termination of his employment for any reason other than his voluntary termination without "Good Reason." The term "Good Reason" is defined in Mr. Shirk's employment agreement with the Company and BCBSGA, dated January 1, 1997, as amended by that certain First Amendment to Employment Agreement dated March 7, 1998, with an effective date of January 1, 1998 (the "Employment Agreement"), as (i) any assignment of duties significantly different from those contemplated by the Employment Agreement or any material limitation in his authority, powers or responsibilities, (ii) failure to be elected or removal as a member of the Board of Directors of either the Company or BCBSGA unless required by a change in Georgia law, (iii) receipt of any notice limiting the term of the Employment Agreement to two years, (iv) a material breach by either the Company or BCBSGA of any of the material provisions of the Employment Agreement which are not cured within 30 days after notice, and (v) a Change in Control. For purposes of the Employment Agreement and the RDS SERP, the term "Change in Control" is defined as (i) the acquisition of ownership of stock or securities of either the Company or BCBSGA representing 5% or more of the voting power of any class of stock or securities of either the Company or BCBSGA (except as may be acquired by institutional investors if the stock or securities are traded on a recognized exchange or through The NASDAQ Stock Market); (ii) the date on which a majority of the members of the board of either the Company or BCBSGA are no longer Continuing Directors, as defined in the license agreement between the Company and the BCBSA, originally dated February 2, 1996;
(iii) approval by the shareholders of the Company or BCBSGA of any merger, consolidation or share exchange as a result of which the securities of the Company or BCBSGA will be changed, converted or exchanged into the shares of another corporation or the liquidation of the Company or BCBSGA or the sale or disposition of 50% or more of the assets or earning power of either the Company or BCBSGA; or (iv) approval by the shareholders of any plan of consolidation, merger or share exchange which would result in the persons who were shareholders immediately prior to such transaction retaining less than 50% of the voting power to elect directors of the surviving corporation. Shareholder approval of the Merger would constitute a Change in Control.

     The benefits payable under the RDS SERP vary, depending on Mr. Shirk's age at the time of his termination of employment. If he is less than age 55 at the time of his termination, his monthly benefit shall equal 2% of his "Final Average Earnings" times his years of credited service, minus 21% (which represents a reduction of 3% per year for each year that the benefit begins before age 62), minus the monthly annuity amount he would receive from the Retirement Plan, and minus the actuarial equivalent value of the monthly benefit he would receive from Social Security at age 62. If termination occurs after age 55 but before age 60, his monthly benefit would equal 2% of his Final Average Earnings for each of his first 25 years of credited service, minus 0.25% for each month that his termination precedes his 62nd birthday, plus 3% of his Final Average Earnings for each of his next five years of credited service, minus the monthly annuity amount he would receive from the Retirement Plan, and minus the actuarial equivalent of the monthly benefit he would receive from Social Security at age 62. If his employment is terminated after age 60, his monthly benefit would equal 65% of his Final Average Earnings, minus the monthly annuity amount he would receive from the Retirement Plan, minus the actuarial equivalent value of the monthly benefit he would receive from Social Security at age 62.

     For purposes of the RDS SERP, Mr. Shirk is deemed to have completed 25 years of credited service at age 55. For each year after age 55, he will earn an additional year of service, up to a maximum of 30 years. Pursuant to the First Amendment to the RDS SERP, dated December 1, 1996, the term "Final Average Earnings" is defined to equal one-twelfth of the Final Average Earnings amount determined under the Retirement Plan, with the following modifications: (i) Final Average Earnings would not be limited to the Compensation limits imposed by Section 401(a)(17) of the Code; (ii) cash incentive payments would be included, regardless of whether they were received or deferred by Mr. Shirk,
(iii) if his market target rate for any given calendar year exceeds his base salary rate, the market target rate is to be used in the calculation, and market target rate is to equal the 50th percentile market rate as determined by the Compensation Committee on an annual basis.

     The RDS SERP provides that the benefit should be continuously funded by BCBSGA through a grantor trust. BCBSGA has made contributions to the aforementioned Trust for this purpose.

     The amount of Mr. Shirk's benefit accrued at December 31, 1998 under the RDS SERP was $282,614. The Trust held assets valued at $1,206,464 as of December 31, 1998. See "Interest of Certain Persons in the Merger-Agreement for Supplemental Executive Retirement Benefits between Blue Cross and Blue Shield of Georgia, Inc. and Richard D. Shirk" in Form S-4, Registration No. 333-64955 of WellPoint filed December 4, 1998, for the related funding obligation upon consummation of the Merger.

     If Mr. Shirk terminates employment following a Change in Control for any reason other than voluntarily without Good Reason, the amount of his monthly benefit is to be the greater of the normal calculation described above (depending on his age at that time); or 60% of his Final Average Earnings, without reduction for early commencement, but with reductions for benefits payable under the Retirement Plan and Social Security. Benefits may be paid in a lump sum payment or any optional form of payment permitted under the Retirement Plan.

     Because Mr. Shirk's Employment Agreement defines "Good Reason" to include a Change in Control, he may voluntarily terminate his employment at any time following a Change in Control of the Company or BCBSGA and be entitled to immediate payment of the benefits under the RDS SERP. In addition, due to the continuous funding requirement of the RDS SERP and the Change in Control funding requirement of the Trust, it is anticipated that contributions will be required to the Trust within 30 days of a Change in Control, to prefund Mr. Shirks' entire benefit.

     In addition, as of January 1, 1997, the Company amended Mr. Shirk's Employment Agreement to state that the Company will provide Mr. Shirk an additional cash payment sufficient to cover any excise tax imposed on him under Sections 280G or 4999 of the Code on the total payments (made under the PUP, the RDS SERP, the Employment Agreement and any other plan or arrangement) he receives as a result of a Change in Control (the "Excise Tax Payment"), and an additional payment to cover the state and Federal income taxes and employment taxes on the Excise Tax Payment (the "Gross Up Payment.")

     The following Table 2 -- Pension Plan Table indicates an estimated annual benefit payable after reductions for a portion of Social Security benefits to participants in the Retirement Plan and the Restoration Plan, assuming continued employment until retirement at age 65. The table indicates the estimated annual benefit calculated on a straight-line annuity basis in persons in specified Final Average Earnings and completed years of service categories. As of December 31, 1998, years of credited service under the Retirement Plan for the Named Executive Officers were: Mr. Shirk -- 6 3/4 years; Mr. Harris -- 6 years; Dr. Kishel -- 5 1/4 years; Mr. Steinhausen -- 3 5/12 years; and Mr. Rivers -- 1 1/4 years. The compensation covered by the Retirement Plan generally includes the base rate of annual earnings and annual incentive payments actually paid to a participant by BCBSGA up to $160,000, the maximum amount of compensation that may be recognized under qualified pension plans. For each Named Executive Officer, the compensation in the Summary Compensation Table exceeds this maximum amount.

                          TABLE 2: PENSION PLAN TABLE

FINAL                                                           YEARS OF SERVICE
AVERAGE                                       ----------------------------------------------------
EARNINGS                                         10         15         20         25         30
--------                                      --------   --------   --------   --------   --------
$ 100,000...................................  $ 17,314   $ 25,972   $ 34,629   $ 43,286   $ 51,943
   150,000..................................    27,314     40,972     54,629     68,286     81,943
   200,000..................................    37,314     55,972     74,629     93,286    111,943
   250,000..................................    47,314     70,972     94,629    118,286    141,943
   300,000..................................    57,314     85,972    114,629    143,286    171,943
   350,000..................................    67,314    100,972    134,629    168,286    201,943
   400,000..................................    77,314    115,972    154,629    193,286    231,943
   500,000..................................    97,314    145,972    194,629    243,286    291,943
   600,000..................................   117,314    175,972    234,629    293,286    351,943
   700,000..................................   137,314    205,972    274,629    343,286    411,943
   800,000..................................   157,314    235,972    314,629    393,286    471,943
   900,000..................................   177,314    265,972    354,629    443,286    531,943
 1,000,000..................................   197,314    295,972    394,629    493,286    591,943
 1,250,000..................................   247,314    370,972    494,629    618,286    741,943
 1,500,000..................................   297,314    445,972    594,629    743,286    891,943

  Tax-Favored Savings Program

     The Blue Cross and Blue Shield of Georgia, Inc. Tax-Favored Savings Program is a tax-qualified profit sharing plan with a cash or deferred arrangement under Code Section 401(k) (the "Savings Program"). The Savings Program is designed to help participants build long-term savings for the future. Generally, all employees are eligible to participate after they complete 30 days of service and have attained age 21. A participant may contribute to the Savings Program on a before-tax basis from 1% to 15% of pay up to the maximum dollar contribution amount ($10,000 in 1998). The employer will match $0.50 for every dollar the participant contributes up to $500 (maximum $250). For the remaining contribution, the employer will add $0.25 for each dollar the participant contributes up to $2,275 for a total employer match of $2,525. Participants become 25% vested in all employer matching contributions after two years, 50% vested after three years, 75% vested after four years, and 100% vested once they complete five years of service. Lump sum distributions generally may be made from the Savings Program upon termination of employment or attainment of age 59 1/2. Participants also may obtain a hardship withdrawal or borrow money from their account. All contributions to the Savings Program and investment earnings are held in trust for the exclusive benefit of participants and their beneficiaries. The name of the trust is Blue Cross and Blue Shield Association National 401(k) Master Trust for the Tax-Favored Savings Program. The trustee is INVESCO Trust Company. The Company's contributions to the Savings Program for the Named Executive Officers for 1998 and 1997 are included in "All Other Compensation" in Compensation Table.

  Deferred Compensation Plans

     The Company offers certain Directors and employees the opportunity to defer income pursuant to the Company's "Deferred Compensation Plan for Select Management." Qualified Directors and employees may elect to defer payment of all or any portion of such person's compensation during any year for a period of three years or more. At the election of the qualified Director or employee, such deferred compensation may be paid in a lump sum or in monthly installments over a period from 5 to 20 years. Approximately 39 Directors and employees participate in these arrangements and become general creditors of the Company thereunder. The Company's total obligation to these participants, which is unsecured, was approximately $4.0 million as of December 31, 1998.

EXECUTIVE OR OTHER SEVERANCE AGREEMENTS

  Chief Executive Officer

     Pursuant to the Employment Agreement, each of the Company and BCBSGA employs Mr. Shirk as President and Chief Executive Officer. The Employment Agreement has a term of two years commencing on January 1, 1997, provided that the term of the Employment Agreement automatically extends for an additional month on the first day of each month so that the Employment Agreement always has an unexpired term of two years unless the Board of Directors of either the Company or BCBSGA affirmatively notifies Mr. Shirk to the contrary in writing, in which event the monthly term extension ceases and the two year term becomes fixed. The Employment Agreement provides Mr. Shirk with an annual base salary of $425,000, which may be adjusted upward by the Boards of Directors or the Compensation Committees of the Company and BCBSGA. The Employment Agreement entitles Mr. Shirk to participate in all incentive compensation plans of the Company and BCBSGA on a basis consistent with his position, but in no event less than on an equal basis with any other executives of the Company and BCBSGA.

     The Employment Agreement provides that if Mr. Shirk is terminated for any reason other than "For Cause" or by Mr. Shirk for "Good Reason," then "all payments" (broadly defined to include salary and certain other benefits under the Employment Agreement) shall continue at the same rate for a period of two years. If Mr. Shirk's employment is terminated "For Cause," or Mr. Shirk voluntarily terminates his employment without "Good Reason," Mr. Shirk will not be entitled to any compensation whatsoever after the effective date of termination other than benefits as may be vested at such time. The Employment Agreement defines "For Cause" as (i) the willful engagement by Mr. Shirk in conduct, or the taking by him of any action, which is materially injurious to the Company of BCBSGA, (ii) the willful and repeated failure by Mr. Shirk to substantially perform his duties; or (iii) gross misconduct or conduct involving moral turpitude. The Employment Agreement provides that "For Cause" shall first be determined by the Governance Committees of the Boards of Directors of the Company and BCBSGA and then approved by an absolute majority of the members of the Boards of Directors of the Company and BCBSGA. The Employment Agreement affirmatively provides that differences in management philosophy or the structure of operations of the Company or BCBSGA shall not be deemed to be "For Cause."

     The Employment Agreement provides that in the event Mr. Shirk dies while employed, he is entitled to three months of salary and all other compensation benefits, and thereafter all benefits shall terminate except benefits which are vested on or prior to the date of death. In the event that Mr. Shirk becomes physically or mentally disabled, he would become entitled to a continuation of his salary for two years, and his benefit under the RDS SERP would immediately become vested. The Employment Agreement entitles Mr. Shirk to six weeks of vacation each year, an automobile allowance, and the right to reimbursement for the cost of memberships in luncheon and civic clubs and for any costs and expenses incurred in connection with the negotiation or renegotiation of the Employment Agreement or the enforcement of any provision thereof.

     The Employment Agreement provides Mr. Shirk with the RDS SERP. The Employment Agreement also provides that if any portion of payments under the Employment Agreement or any other agreement or plan of the Company or BCBSGA qualifies as an "excess parachute payment" under Section 280G of the Code and is thereby subject to excise tax as described in Section 4999 of the Code, the Company and

BCBSGA will provide Mr. Shirk with a cash Gross Up Payment equal to Mr. Shirk's excise tax liability plus an additional amount to cover Mr. Shirk's state and Federal income taxes on the Gross Up Payment.

  Change in Control Severance Agreements

     In January 1998, the Company entered into individual Change in Control Severance Agreements with 38 key employees. Ten executives entered into Tier I agreements, and 28 key employees entered into Tier II agreements. These agreements each have an initial term that ends on December 31, 2001, which is automatically extended for an additional year absent notice from either party or upon a public announcement of an intended Change in Control of the Company.

     The agreements provide that if, during the term of the agreement, the employment of the employee is terminated by the Company without "Cause," by the employee for "Good Reason" or due to disability following a public announcement of an intended Change in Control of the Company, or if the Company fails to renew the agreement within 90 days prior to the public announcement of an intended Change in Control, then the employee becomes entitled to payment of severance benefits in a lump sum no later than 30 days following termination of employment. Shareholder approval of the Merger would constitute a Change in Control.

     The severance benefits for employees under the agreements include:

          (i) all earned but unpaid base salary, earned and accrued vacation pay, universal leave pay, unreimbursed business expenses and other amounts owed;

          (ii) an amount equal to two times (for Tier II, one times) the sum of
     (a) and (b) where (a) equals the greater of annual base salary at the time of termination or annual base salary prior to public announcement of intended Change in Control, and (b) equals the average of the bonuses, if any, received by the employee under the Company's Annual Incentive Plan and the Company's Long-Term Incentive Plan during the two-year period that ended immediately before the year in which the public announcement of the intended Change in Control occurs;

          (iii) if the employee is at least age 50 or has completed ten "years of service" (as defined in the Retirement Plan) as of the date of termination, for purposes of calculating his benefits under the Retirement Plan, the SERP, the Restoration Plan or any other tax-qualified or non-qualified defined benefit pension plan, he shall be considered to be 100% vested as of the date of his termination and he shall be considered to have either three additional years of service or three additional years of age, whichever produces the greater benefit payable to the employee (except that the additional three years of service will not be eligible for the double counting under the SERP);

          (iv) an amount sufficient for the employee to purchase health and dental insurance, life insurance and long-term disability insurance coverage for himself and his dependents for 24 months, at the same cost and level of coverage as the employee had at his date of termination (with the COBRA continuation period beginning on date of termination); and

          (v) up to $20,000 (for Tier II, up to $10,000) of outplacement services from a nationally recognized outplacement firm chosen by the employee.

     The Change in Control Severance Agreements also provide that if a Change in Control occurs during the term of the agreement, or if an intended Change in Control is publicly announced within 90 days after the term of the agreement has ended, certain benefits become payable regardless of whether the employee is terminated from employment. These benefits include (i) the bonus, if any, which would be earned under the Company's Annual Incentive Plan if the level of goal achievement were annualized, then adjusted on a pro rata basis for the number of days that the employee was actually employed during the year, and (ii) the amount payable under the award to the employee under the PUP. These amounts are required to be paid no later than 30 days following the Change in Control. In addition, all stock options, restricted stock or performance shares that have been granted to the employee during the term of the agreement become fully vested upon a Change in Control.

     Each of the Change in Control Severance Agreements contains provisions requiring the Company to provide the employee an additional cash payment sufficient to cover any Excise Tax Payment and an additional Gross Up Payment.

     The Named Executive Officers who have entered into Tier I Change in Control Severance Agreements are Richard F. Rivers, John A. Harris, Mark Kishel, and Richard A. Steinhausen.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There were no transactions or relationships requiring disclosure under Item 404 of Regulation S-K for the fiscal year ended December 31, 1998.

DIRECTORS' COMPENSATION

     Non-employee Directors each receive aggregate annual retainers of $20,000 for service on the Board of Directors of the Company and BCBSGA plus meeting fees for attendance at Board of Directors and Committee meetings of the Company and of BCBSGA. The Chairman, the Vice Chairman and each Committee Chairman receive additional aggregate retainers of $10,000, $5,000 and $3,000, respectively. Each non-employee Director receives $1,000 for attendance at Board of Directors meetings, $1,000 for attendance at Committee meetings and $500 for participation in telephone meetings for each of the two companies. Each non-employee Director may defer his or her Director fees pursuant to certain of the Company's non-qualified, deferred compensation plans. Directors also are reimbursed for reasonable expenses incurred in connection with the performance of their duties.

COMPENSATION COMMITTEE; INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee is comprised of Directors Vereen (Chair), Gillespie, Gregory, Hanna and Tolbert. Mr. LaBoon sits with the Compensation Committee ex officio. The Compensation Committee meets quarterly. The Compensation Committee sets the compensation for the Chief Executive Officer and the other Named Executive Officers at a meeting early in each fiscal year after reviewing, in each case, the performance targets established for the prior year in comparison to the prior year's actual performance. At this meeting the Compensation Committee also sets performance targets for the new fiscal year as well as any targets for additional compensation plans pursuant to which the Chief Executive Officer and the other Named Executive Officers may earn compensation with respect to that fiscal year and sets annual salaries in accordance with the same considerations. None of the members of the Compensation Committee is or has ever been an officer or employee of the Company. There were no interlocking relationships between any executive officers of the Company and any entity whose Directors or executive officers served on the Company's Compensation Committee. None of the members of the Compensation Committee engaged in transactions or had relationships requiring disclosure under Item 404 of Regulation S-K in the fiscal year ended December 31, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Currently, no shares of Common Stock are outstanding or beneficially owned by any person and no shares of Blank Preferred Stock are outstanding or beneficially owned by any person.

     As of February 28, 1999, a total of 70,323 eligible subscribers held 409,392 shares of Class A Stock, all of which were outstanding.

     The Foundation owns 53,150 shares (or approximately 13%) of the Class A Stock. Pursuant to a Shareholders' Agreement between the Company and the Foundation, dated September 22, 1998 (the "Shareholders Agreement"), the Foundation is not entitled to vote any shares in excess of 5% of the Class A Stock, or 20,469 shares of Class A Stock as of December 3, 1998. The address of the Foundation is: c/o Long Aldridge & Norman LLP, 303 Peachtree Street, Suite 5300, Atlanta, Georgia 30308.

     No directors or officers of the Company or of BCBSGA beneficially own any shares of capital stock of the Company except Frank J. Hanna, III and John W. Robinson, Jr. Mr. Robinson owns five shares (less than

1%) of the Class A Stock outstanding. Georgia Strategic Healthcare, LLC ("GSH") owns 40,000 (approximately 80%) of the Preferred Stock outstanding. Frank J. Hanna, III, Frank J. Hanna, Jr. and David Hanna share voting and dispositive power with regard to all of the shares of Preferred Stock owned by GSH. Frank J. Hanna, III, is, therefore, deemed to be the indirect beneficial owner of the 40,000 shares held by GSH. The address of GSH is: Suite 1750, Two Ravinia Drive, Atlanta, Georgia 30346.

     On July 9, 1998, the Company entered into an agreement and plan of merger with WellPoint and a subsidiary of WellPoint. Pursuant to the Merger, the Company will become a wholly-owned subsidiary of WellPoint. Finalization of the transaction is subject to, among other things, the approval of the shareholders of the Company, the Commissioner of Insurance of the State of Georgia and BCBSA. Upon closing the transaction, shareholders of the Company will exchange their shares for WellPoint shares or cash in a transaction valued at $500 million.

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

     1. The following financial statements are incorporated by reference into
Part II, Item 8 of this Form 10-K:

        Report of Independent Auditors Consolidated Balance Sheets -- December
         31, 1998 and 1997
        Consolidated Statements of Income -- Years Ended December 31, 1998, 1997
         and 1996
        Consolidated Statements of Comprehensive Income -- Years Ended December
         31, 1998, 1997 and 1996
        Consolidated Statements of Shareholders' Equity -- Years Ended December
         31, 1998, 1997 and 1996
        Consolidated Statements of Cash Flows -- Years Ended December 31, 1998,
         1997 and 1996
        Notes to Consolidated Financial Statements

     2. Financial Statement Schedules

         Schedule II -- Condensed Financial Information of Registrant
         Schedule V -- Valuation and Qualifying Accounts

     All other schedules are omitted because they are not applicable, not required or the information is included elsewhere in the Consolidated Financial Statements or Notes thereto. The financial statement schedules follow the signature page.

     3. Exhibits

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
   2.1    --   Blue Cross and Blue Shield of Georgia, Inc. Plan of
               Conversion, filed with the Insurance Department of the State of Georgia, October 30, 1995.(1)
   2.2    --   Form A Statement regarding the Acquisition of Control of or
               Merger with a Domestic Insurer filed with respect to Blue
               Cross and Blue Shield of Georgia, Inc. by Cerulean
               Companies, Inc. on October 30, 1995, as amended and
               supplemented.(1)
   2.3    --   Conversion Order dated December 27, 1995 from Georgia
               Insurance Commissioner.(1)
   2.4    --   Agreement and Plan of Merger, dated July 9, 1998, by and
               among Cerulean Companies, Inc., WellPoint Health Networks
               Inc. and Water Polo Acquisition Corp.(2)
   3.1    --   Amended Articles of Incorporation of Cerulean Companies,
               Inc.(3)
   3.2    --   Bylaws of Cerulean Companies, Inc.(1)
   4.1    --   Stock Escrow Agreement among Cerulean Companies, Inc., Blue
               Cross and Blue Shield of Georgia, Inc. and SunTrust Bank,
               Atlanta.(1)
   4.2    --   Specimen form of Class A Convertible Common Stock
               certificate.(1)
   4.3    --   Amended Articles of Incorporation of Cerulean Companies,
               Inc. (included in Exhibit 3.1).(3)
  10.1    --   Administrative Services Agreement between the State
               Personnel Board and Blue Cross and Blue Shield of Georgia,
               Inc., dated July 1, 1994.(1)
  10.2    --   Plaza Lease Capital Plaza Associate ("Landlord") and Blue
               Cross and Blue Shield of Georgia, Inc. ("Tenant") dated
               December 23, 1986.(1)

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  10.3    --   Executive Compensation Plans and Arrangements.
               (a) Deferred Compensation Plan.(1)
               (b) Annual Executive Incentive Plan.(1)
               (c) Long-Term Incentive Plan.(1)
               (d) First Amendment, effective January 1, 1998, to the
               Employment Agreement between Blue Cross and Blue Shield of
                   Georgia, Inc., Cerulean Companies, Inc., and Richard D.
                   Shirk, dated January 1, 1997.(4)
               (e) Performance Unit Plan, effective February 2, 1996.(5)
               (f) First Amendment, effective January 1, 1998, to the
               Agreement for Supplemental Executive Retirement Benefits
                   between Blue Cross and Blue Shield of Georgia, Inc. and
                   Richard D. Shirk, dated December 1, 1996.(4)
               (g) Blue Cross and Blue Shield of Georgia, Inc. Supplemental
               Executive Retirement Plan effective July 1, 1996.(6)
               (h) Blue Cross and Blue Shield of Georgia, Inc. Executive
               Benefit Restoration Plan effective July 1, 1996.(6)
               (i) Form of Change in Control Severance Protection Agreement
               for Certain Employees of: Cerulean Companies, Inc., Blue
                   Cross and Blue Shield of Georgia, Inc., HMO Georgia,
                   Inc., Greater Georgia Life Insurance Company, Inc., and
                   Group Benefits of Georgia, Inc., effective January 1,
                   1998, entered into by Cerulean Companies, Inc., and each
                   of Messrs. Raymond J. Colleran, John A. Harris, Mark
                   Kishel, M.D., Richard A. Steinhausen, R. Neil Vannoy,
                   Hugh J. Stedman, Richard F. Rivers, Robert A. Yungk and
                   two additional management employees of Blue Cross and
                   Blue Shield of Georgia, Inc.(7)
               (j) Form of Change in Control Severance Protection Agreement
               for Certain Employees of: Cerulean Companies, Inc., Blue
                   Cross and Blue Shield of Georgia, Inc., HMO Georgia,
                   Inc., Greater Georgia Life Insurance Company, Inc. and
                   Group Benefits of Georgia, Inc., effective January 1,
                   1998, entered into by Cerulean Companies, Inc. and
                   twenty-eight management employees in addition to those
                   listed in Exhibit 10.3(i).(7)
  10.4    --   $55,000,000 Insolvency Credit Agreement dated as of April
               18, 1996 among Blue Cross and Blue Shield of Georgia, Inc., the Banks Listed Herein and Wachovia Bank of Georgia, N.A.,
               as agent.(1)
  21      --   Subsidiaries of the registrant.(1)

---------------

(1) This exhibit to Form S-1, Registration No. 333-2796, effective May 14, 1996 and subsequent amendments are incorporated herein by reference.
(2) This Appendix A of Form S-4, Registration No. 333-64955, filed by WellPoint Health Networks, Inc. on September 30, 1998, is incorporated herein by reference.
(3) This exhibit to Form 10-Q filed on November 13, 1998 is incorporated herein by reference.
(4) This exhibit to Form 10-Q filed on May 15, 1998 is incorporated herein by reference.
(5) This exhibit to Form 10-Q filed on November 14, 1997 is incorporated herein by reference.
(6) This exhibit to Form 10-K filed on March 31, 1998 is incorporated herein by reference.
(7) This exhibit to Form 10-Q filed on August 14, 1998 is incorporated herein by reference.

     (b) Reports on Form 8-K

     The Company filed a report on Form 8-K dated August 21, 1998. This filing was made in connection with the endowment of a non-profit foundation described in Note 8 to the Consolidated Financial Statements at Item 8 of this Form 10-K which is incorporated herein by reference.

     The Company filed a report on Form 8-K dated September 18, 1998. This filing was made in connection with the September 18, 1998 lawsuit described in
Item 3. "Legal Proceedings," which is incorporated herein by reference.

     (c) Exhibits

     The following additional exhibit is being filed concurrently with this report.

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
  27    --   Financial Data Schedule (for SEC use only).*

---------------

* This exhibit is filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Atlanta, State of Georgia, on March 26, 1999.

                                          CERULEAN COMPANIES, INC.
                                                (Registrant)

                                          By:     /s/ RICHARD D. SHIRK
                                            ------------------------------------
                                                      Richard D. Shirk
                                                         President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities indicated on March 26, 1999.

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

/s/ JOSEPH D. GREENE                                     Director
-----------------------------------------------------
      Joseph D. Greene

/s/ MEL H. GREGORY, JR.                                  Director
-----------------------------------------------------
      Mel H. Gregory, Jr.

/s/ FRANK J. HANNA, III                                  Director
-----------------------------------------------------
      Frank J. Hanna, III

/s/ R. PIERCE HEAD, JR.                                  Director
-----------------------------------------------------
      R. Pierce Head, Jr.

/s/ WARREN Y. JOBE                                       Director
-----------------------------------------------------
      Warren Y. Jobe

/s/ JAMES L. LABOON, JR.                                 Director
-----------------------------------------------------
      James L. LaBoon, Jr.

                      SIGNATURE                                      TITLE
                      ---------                                      -----

/s/ JAMES H. LEIGH, JR., M.D.                            Director
-----------------------------------------------------
      James H. Leigh, Jr., M.D.

/s/ JAMES R. LIENTZ, JR.                                 Director
-----------------------------------------------------
      James R. Lientz, Jr.

/s/ JULIA L. MITCHELL-IVEY                               Director
-----------------------------------------------------
      Julia L. Mitchell-Ivey

/s/ JOHN W. ROBINSON, JR.                                Director
-----------------------------------------------------
      John W. Robinson, Jr.

/s/ ARNOLD M. TENENBAUM                                  Director
-----------------------------------------------------
      Arnold M. Tenenbaum

/s/ FRED L. TOLBERT, JR.                                 Director
-----------------------------------------------------
      Fred L. Tolbert, Jr.

/s/ W. JERRY VEREEN                                      Director
-----------------------------------------------------
      W. Jerry Vereen

/s/ JOE M. YOUNG                                         Director
-----------------------------------------------------
      Joe M. Young

                                                                     SCHEDULE II

                     CERULEAN COMPANIES, INC. (PARENT ONLY)

                            CONDENSED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1998           1997
                                                              ------------   ------------
                                         ASSETS
Investment in subsidiaries..................................  $232,794,069   $202,553,748
Investments in available-for-sale securities................    10,841,198     27,881,234
Cash and cash equivalents...................................    12,957,346      8,892,626
Accrued interest and other assets...........................    11,461,886      4,306,645
                                                              ------------   ------------
          Total assets......................................  $268,054,499   $243,634,253
                                                              ============   ============

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued expenses.....................  $  5,729,415   $  1,951,423
                                                              ------------   ------------
          Total liabilities.................................     5,729,415      1,951,423
Mandatorily redeemable preferred stock:
  Class B Convertible Preferred Stock, no par value.
     Authorized, issued and outstanding, 49,900 shares at
      December 31, 1998 and 1997; aggregate liquidation
      preference, $49,900,000; aggregate mandatory
      redemption $44,910,000................................    46,646,042     46,646,042
                                                              ------------   ------------
Shareholders' equity:
  Blank Preferred Stock, no par value.
     Authorized and unissued 100,000,000 shares.............            --             --
  Series A Preferred Stock, no par value, $0.01 stated
     value.
     Authorized and unissued 64,000 shares..................            --             --
  Class A Convertible Common Stock, no par value, $0.01
     stated value.
     Authorized 50,000,000 shares; issued and outstanding
      409,392 and 351,545 shares at December 31, 1998 and
      1997, respectively....................................         4,094          3,515
  Additional paid-in capital................................    45,188,422             --
  Common Stock, no par value.
     Authorized and unissued 100,000,000 shares.............            --             --
  Stock warrants exercisable................................    29,968,000             --
  Accumulated other comprehensive income (unrealized
     appreciation on securities, net of taxes)..............    19,596,908     13,949,895
  Retained earnings.........................................   120,921,618    181,083,378
                                                              ------------   ------------
          Total shareholders' equity........................   215,679,042    195,036,788
                                                              ------------   ------------
          Total liabilities and shareholders' equity........  $268,054,499   $243,634,253
                                                              ============   ============

                     CERULEAN COMPANIES, INC. (PARENT ONLY)

                         CONDENSED STATEMENTS OF INCOME

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                                  1998          1997
                                                              ------------   ----------
Investment income...........................................  $  1,653,771   $2,531,695
Realized gains..............................................            --          155
Operating expenses..........................................     7,718,546    1,752,533
                                                              ------------   ----------
Operating income (loss).....................................    (6,064,775)     779,317
Endowment of a non-profit foundation........................   (76,157,000)          --
Non-operating income........................................       255,000           --
                                                              ------------   ----------
Income (loss) before income taxes...........................   (81,966,775)     779,317
Income tax benefit..........................................    (8,981,000)  (3,395,000)
                                                              ------------   ----------
Income (loss) before equity in earnings of subsidiaries.....   (72,985,775)   4,174,317
Equity in earnings of subsidiaries..........................    15,818,016      223,366
                                                              ------------   ----------
Net income (loss)...........................................  $(57,167,759)  $4,397,683
                                                              ============   ==========

                     CERULEAN COMPANIES, INC. (PARENT ONLY)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                                  1998           1997
                                                              ------------   ------------
OPERATING ACTIVITIES
Net income (loss)...........................................  $(57,167,759)  $  4,397,683
Adjustments to reconcile net income (loss) to net cash (used
  in) provided by operating activities:
  Non-cash and non-operating items:
     Equity in earnings of subsidiaries.....................   (15,818,016)      (223,366)
     Accretion..............................................       (16,878)           (22)
     Endowment of a non-profit foundation...................    75,157,000             --
     Non-operating income...................................      (255,000)            --
     Gain on sale of investments............................            --           (155)
  Increase in accrued interest and other assets.............    (7,575,593)    (4,057,591)
  Increase in accounts payable and accrued expenses.........     3,777,992        234,562
  Minority interest in sale of stock and stock warrants by a
     subsidiary.............................................      (245,000)            --
                                                              ------------   ------------
Net cash (used in) provided by operating activities.........    (2,143,254)       351,111
INVESTING ACTIVITIES
Investments purchased.......................................   (36,699,079)   (63,580,809)
Investment in subsidiaries..................................    (8,370,307)    (5,420,000)
Investments sold or matured.................................    53,771,360     35,685,205
                                                              ------------   ------------
Net cash provided by (used in) investing activities.........     8,701,974    (33,315,604)
FINANCING ACTIVITIES
Dividends paid and accrued..................................    (2,994,000)    (2,994,000)
Sale of stock warrants by a subsidiary......................       500,000             --
                                                              ------------   ------------
Net cash used in financing activities.......................    (2,494,000)    (2,994,000)
                                                              ------------   ------------
Increase (decrease) in cash and cash equivalents............     4,064,720    (35,958,493)
Cash and cash equivalents at beginning of year..............     8,892,626     44,851,119
                                                              ------------   ------------
Cash and cash equivalents at end of year....................  $ 12,957,346   $  8,892,626
                                                              ============   ============

                                                                      SCHEDULE V

                            CERULEAN COMPANIES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                              BALANCE AT    CHARGED TO                    BALANCE
                                               BEGINNING     COSTS AND                    AT END
DESCRIPTION                                     OF YEAR      EXPENSES     DEDUCTIONS      OF YEAR
-----------                                   -----------   -----------   -----------   -----------
Deferred Tax Asset Valuation Allowance
     1998...................................  $62,150,000   $28,764,000   $(1,164,000)  $89,750,000
                                              ===========   ===========   ===========   ===========
     1997...................................  $58,011,000   $10,169,000   $(6,030,000)  $62,150,000
                                              ===========   ===========   ===========   ===========
     1996...................................  $29,805,000   $29,325,000   $(1,119,000)  $58,011,000
                                              ===========   ===========   ===========   ===========

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM  10-K

                            CERULEAN COMPANIES, INC.
                        Commission File number: 333-2796

                       CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 1998, 1997 and 1996
                      With Report of Independent Auditors

                            CERULEAN COMPANIES, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                    CONTENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................  F-1
Audited Consolidated Financial Statements
Consolidated Balance Sheets.................................  F-2
Consolidated Statements of Income...........................  F-3
Consolidated Statements of Comprehensive Income.............  F-3
Consolidated Statements of Shareholders' Equity.............  F-4
Consolidated Statements of Cash Flows.......................  F-5
Notes to Consolidated Financial Statements..................  F-6

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Cerulean Companies, Inc.

We have audited the accompanying consolidated balance sheets of Cerulean Companies, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cerulean Companies, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                           /s/ ERNST & YOUNG LLP

February 5, 1999
Atlanta, Georgia

                            CERULEAN COMPANIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1998           1997
                                                              ------------   ------------
                                         ASSETS
Investments (Note 3):
  Fixed maturities:
    Available-for-sale, at fair value (amortized cost:
$235,441,231; $190,296,461).................................  $239,548,185   $192,850,322
  Equity securities, at fair value (cost: $55,866,571;
    $53,090,009)............................................    76,906,525     67,915,043
  Short-term investments, at fair value (cost: $9,215,878;
    $19,555,875)............................................     9,215,878     19,555,875
                                                              ------------   ------------
         Total investments..................................   325,670,588    280,321,240
Cash and cash equivalents...................................    52,159,196     35,001,855
Accounts receivable (Note 4)................................    61,777,995     59,624,899
Reimbursable portion of estimated benefit liabilities.......    47,816,000     43,278,000
FEP assets held by agent....................................    38,786,536     25,553,200
Property and equipment (Note 5).............................    36,898,538     33,735,541
Other assets................................................    24,232,739     19,017,199
                                                              ------------   ------------
         Total assets.......................................  $587,341,592   $496,531,934
                                                              ============   ============
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Estimated benefit liabilities (Note 7)....................  $184,075,293   $149,581,004
  Unearned premiums.........................................    16,077,960      8,301,197
  FEP stabilization reserve.................................    38,786,536     25,553,200
  Accounts payable and accrued expenses.....................    43,893,056     31,210,088
  Other liabilities.........................................    42,184,663     36,704,615
  Note payable (Note 6).....................................            --      3,500,000
                                                              ------------   ------------
         Total liabilities..................................   325,017,508    254,850,104
                                                              ------------   ------------
Mandatorily redeemable preferred stock:
  Class B Convertible Preferred Stock, no par value.
    Authorized, issued and outstanding, 49,900 shares at
     December 31, 1998 and 1997; aggregate liquidation
     preference $49,900,000; aggregate mandatory redemption,
     $44,910,000 (Note 10)..................................    46,645,042     46,645,042
                                                              ------------   ------------
Shareholders' equity:
  Blank Preferred Stock, no par value.
    Authorized and unissued 100,000,000 shares (Note 10)....            --             --
  Series A Preferred Stock, no par value, $0.01 stated
    value.
    Authorized and unissued 64,000 shares (Note 10).........            --             --
  Class A Convertible Common Stock, no par value, $0.01
    stated value.
    Authorized 50,000,000 shares; issued and outstanding
     409,392 and 351,545 shares at December 31, 1998 and
     1997, respectively (Note 10)...........................         4,094          3,515
  Additional paid-in capital................................    45,188,422             --
  Common Stock, no par value.
    Authorized and unissued 100,000,000 shares (Note 10)....            --             --
  Stock warrants exercisable (Note 10)......................    29,968,000             --
  Accumulated other comprehensive income (unrealized
    appreciation on securities, net of taxes)...............    19,596,908     13,949,895
  Retained earnings.........................................   120,921,618    181,083,378
                                                              ------------   ------------
         Total shareholders' equity.........................   215,679,042    195,036,788
  Commitments and contingencies (Note 15)...................            --             --
                                                              ------------   ------------
         Total liabilities and shareholders' equity.........  $587,341,592   $496,531,934
                                                              ============   ============

                            See accompanying notes.

                            CERULEAN COMPANIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                               YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------
                                                         1998             1997            1996
                                                    --------------   --------------   ------------
Revenues (Note 2):
  Premium revenue.................................  $1,189,665,302   $  989,789,161   $818,350,742
  Management services revenue.....................     117,962,641       96,470,348     87,262,224
  Investment and other income.....................      17,183,747       17,258,952     14,358,273
  Realized gains..................................       9,253,506       11,299,757      4,112,863
                                                    --------------   --------------   ------------
          Total revenues..........................   1,334,065,196    1,114,818,218    924,084,102
Benefits expense (Note 7).........................   1,032,519,546      881,554,366    702,233,786
Operating expenses................................     279,218,246      233,650,574    202,071,817
                                                    --------------   --------------   ------------
Operating income (loss)...........................      22,327,404         (386,722)    19,778,499
Endowment of a non-profit foundation (Note 8).....     (76,157,000)              --             --
Non-operating income (Note 14)....................         255,000        1,275,000      1,275,000
                                                    --------------   --------------   ------------
Income (loss) before income taxes and minority
  interests.......................................     (53,574,596)         888,278     21,053,499
Income tax expense (benefit) (Note 9).............       2,073,000       (2,050,000)     3,159,000
Minority interests in (earnings) losses of joint
  venture investments.............................      (1,520,163)       1,459,405       (421,099)
                                                    --------------   --------------   ------------
          Net income (loss).......................  $  (57,167,759)  $    4,397,683   $ 17,473,400
                                                    ==============   ==============   ============

                            See accompanying notes.

                            CERULEAN COMPANIES, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                               YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------
                                                         1998             1997            1996
                                                    --------------   --------------   ------------
Net income (loss).................................  $  (57,167,759)  $    4,397,683   $ 17,473,400
Other comprehensive income, net of tax:
  Unrealized holding gains arising during the
     period, net of reclassification adjustment
     for gains included in net income of
     $7,402,805, $9,039,806, and $3,290,290,
     respectively.................................       5,647,013        6,063,577      1,456,943
                                                    --------------   --------------   ------------
Comprehensive income (loss).......................  $  (51,520,746)  $   10,461,260   $ 18,930,343
                                                    ==============   ==============   ============

                            See accompanying notes.

                            CERULEAN COMPANIES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                CLASS A                                  ACCUMULATED
                              CONVERTIBLE   ADDITIONAL       STOCK          OTHER
                                COMMON        PAID-IN      WARRANTS     COMPREHENSIVE     RETAINED
                                 STOCK        CAPITAL     EXERCISABLE      INCOME         EARNINGS        TOTAL
                              -----------   -----------   -----------   -------------   ------------   ------------
Balance at December 31,
  1995......................    $   --      $        --   $        --    $ 6,429,375    $166,610,051   $173,039,426
  Issuance of Class A Common
    Stock to eligible
    subscribers.............     3,506               --            --             --          (3,506)            --
  Net income................        --               --            --             --      17,473,400     17,473,400
  Dividends paid and
    accrued.................        --               --            --             --      (2,727,867)    (2,727,867)
  S-1 registration costs....        --               --            --             --      (1,672,374)    (1,672,374)
  Accumulated other
    comprehensive income
    (unrealized appreciation
    on securities, net of
    taxes of $331,000)......        --               --            --      1,456,943              --      1,456,943
                                ------      -----------   -----------    -----------    ------------   ------------
Balance at December 31,
  1996......................     3,506               --            --      7,886,318     179,679,704    187,569,528
  Issuance of Class A Common
    Stock to eligible
    subscribers.............         9               --            --             --              (9)            --
  Net income................        --               --            --             --       4,397,683      4,397,683
  Dividends paid and
    accrued.................        --               --            --             --      (2,994,000)    (2,994,000)
  Accumulated other
    comprehensive income
    (unrealized appreciation
    on securities, net of
    taxes of $1,543,000)....        --               --            --      6,063,577              --      6,063,577
                                ------      -----------   -----------    -----------    ------------   ------------
Balance at December 31,
  1997......................     3,515               --            --     13,949,895     181,083,378    195,036,788
  Issuance of Class A Common
    Stock to eligible
    subscribers.............         1               --            --             --              (1)            --
  Endowment of a non-profit
    foundation (Note 8).....       578       45,188,422    29,968,000             --              --     75,157,000
  Net income (loss).........        --               --            --             --     (57,167,759)   (57,167,759)
  Dividends paid and
    accrued.................        --               --            --             --      (2,994,000)    (2,994,000)
  Accumulated other
    comprehensive income
    (unrealized appreciation
    on securities, net of
    taxes of $2,121,000)....        --               --            --      5,647,013              --      5,647,013
                                ------      -----------   -----------    -----------    ------------   ------------
Balance at December 31,
  1998......................    $4,094      $45,188,422   $29,968,000    $19,596,908    $120,921,618   $215,679,042
                                ======      ===========   ===========    ===========    ============   ============

                            See accompanying notes.

                            CERULEAN COMPANIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------------
                                                        1998            1997            1996
                                                    -------------   -------------   -------------
OPERATING ACTIVITIES
Net income (loss).................................  $ (57,167,759)  $   4,397,683   $  17,473,400
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Non-cash and non-operating items:
     Depreciation.................................     10,743,267       9,765,395       9,350,458
     Amortization.................................        444,737         277,183         319,673
     Uncollectible receivables....................      1,296,515       1,356,180       1,128,796
     Gain on sale of investments..................     (9,253,506)    (11,299,757)     (4,112,863)
     Loss (gain) on sale of property and
       equipment..................................        184,030         (13,419)         21,304
     Endowment of a non-profit foundation.........     75,157,000              --              --
     Non-operating income.........................       (255,000)     (1,275,000)     (1,275,000)
  (Increase) decrease in certain assets:
     Accounts receivable..........................     (3,449,611)    (14,301,581)     (9,883,655)
     Reimbursable portion of estimated benefit
       liabilities................................     (4,538,000)     (3,840,000)     (2,778,000)
     Other assets.................................     (7,336,540)     (8,751,532)     (3,341,080)
  Increase (decrease) in certain liabilities:
     Estimated benefit liabilities................     34,494,289      30,070,211       9,136,843
     Unearned premiums............................      7,776,763        (682,759)      1,694,830
     Accounts payable and accrued expenses........     12,682,968        (309,640)     14,884,194
     Other liabilities............................      5,480,048      (1,947,055)      6,659,788
     Minority interest in sale of stock and stock
       warrants by a subsidiary...................       (245,000)     (1,225,000)     (1,225,000)
                                                    -------------   -------------   -------------
Net cash provided by operating activities.........     66,014,201       2,220,909      38,053,688

INVESTING ACTIVITIES
Investments available-for-sale:
  Investments purchased...........................   (275,784,389)   (211,187,305)   (134,652,892)
  Investments sold or matured.....................    247,011,823     167,660,837      96,757,972
Property and equipment purchased..................    (14,123,924)    (12,434,970)     (7,773,300)
Property and equipment sold.......................         33,630         211,974       1,089,453
                                                    -------------   -------------   -------------
Net cash used in investing activities.............    (42,862,860)    (55,749,464)    (44,578,767)

FINANCING ACTIVITIES
Repayment of note payable.........................     (3,500,000)             --              --
Proceeds from note payable........................             --              --       1,500,000
Dividends paid and accrued........................     (2,994,000)     (2,994,000)     (2,727,867)
Proceeds from the issuance of preferred stock.....             --              --      46,645,042
S-1 registration costs............................             --              --      (1,672,374)
Sale of stock and stock warrants by a
  subsidiary......................................        500,000       2,500,000       2,500,000
                                                    -------------   -------------   -------------
Net cash (used in) provided by financing
  activities......................................     (5,994,000)       (494,000)     46,244,801
                                                    -------------   -------------   -------------

Increase (decrease) in cash and cash
  equivalents.....................................     17,157,341     (54,022,555)     39,719,722
Cash and cash equivalents at beginning of year....     35,001,855      89,024,410      49,304,688
                                                    -------------   -------------   -------------
Cash and cash equivalents at end of year..........  $  52,159,196   $  35,001,855   $  89,024,410
                                                    =============   =============   =============

                            See accompanying notes.

                            CERULEAN COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

1. ORGANIZATION AND PROPOSED MERGER

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

     Effective May 14, 1996, the Company's registration under the Securities Act of 1933 of the public offering of its Class A Convertible Common Stock, no par value (the "Class A Stock") with the Securities and Exchange Commission became effective. As part of the Conversion, the Company agreed to offer to each of BCBSGA's approximately 141,000 eligible subscribers five shares of Class A Stock at no cost. Upon completion of the offering eligible subscribers accepted 351,545 shares of no par value Class A Stock. The registration of the Class A Stock under section 12(g) of the Securities Exchange Act of 1934 became effective on June 30, 1997. Currently, the Class A Stock is not publicly traded.

PROPOSED MERGER

     On July 9, 1998, the Company entered into an agreement and plan of merger (the "Merger Agreement") with WellPoint Health Networks Inc. ("WellPoint") and a subsidiary of WellPoint. Pursuant to the Merger Agreement, the Company will become a wholly-owned subsidiary of WellPoint. Finalization of the transaction is subject to, among other things, the approval of the shareholders of the Company, the approval of the Commissioner of Insurance of the State of Georgia, the approval of the Blue Cross and Blue Shield Association and certain approvals of the Health Care Financing Administration. Upon closing the transaction, shareholders of the Company will exchange their shares for WellPoint shares or cash in a transaction valued at $500 million.

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

                            CERULEAN COMPANIES, INC.

2. SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
PRINCIPLES OF CONSOLIDATION

     The Company's accompanying consolidated financial statements include the accounts of the Company, BCBSGA and its wholly-owned life insurance subsidiary, a health maintenance subsidiary, a non-insurance subsidiary and community health partnership network joint ventures ("CHPNs"). All significant intercompany transactions and balances have been eliminated in consolidation.

     The Company owns at least 51% of the voting shares of each CHPN. Under certain circumstances defined in the CHPN shareholder agreements, supermajority votes of shareholders are required for amendment of the CHPN articles of incorporation; liquidation of the CHPN; and issuance and repurchase of CHPN equity. The net effect of supermajority votes in these circumstances results in consensus of the shareholders, providing minority shareholders protective rights. Only the Company is required under the CHPN agreements to provide required additional capital. Future capital requirements of minority shareholders are limited or prescribed. Profits of CHPNs are allocated to shareholders in accordance with their respective stock ownership percentages. Losses are allocated in accordance with ownership interests up to previously contributed capital; losses exceeding such amounts are absorbed entirely by the Company.

ACCOUNTING FOR A SALE OF STOCK AND STOCK WARRANTS BY A SUBSIDIARY

     Gains arising from a subsidiary issuing its own stock and stock warrants to third parties are recorded as non-operating income and are presented as a separate line item in the consolidated statements of income.

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

     Fixed maturity and equity securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest earned is included in investment and other income. The cost of securities sold is based on the specific identification method. At December 31, 1998 and 1997, the Company classified all of its fixed maturity and equity securities as available-for-sale. The Company's investment portfolio is not significantly concentrated in any particular industry or geographic region.

                            CERULEAN COMPANIES, INC.

2. SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
CASH AND CASH EQUIVALENTS

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

ESTIMATED BENEFIT LIABILITIES

     The Company provides for claims reported but unpaid and for claims incurred but unreported and the cost of adjudicating claims based primarily on past experience, membership demographics, claims run-off patterns and other current medical trend information, using accepted actuarial methods. Estimates are adjusted as changes in these factors occur and such adjustments are reported in the year of determination. Portions of the Company's estimated benefit liabilities are reimbursable due to the nature of certain rate stabilization reserve programs. Offsetting receivables have been recorded in the consolidated balance sheets.

PREMIUM REVENUE AND MANAGEMENT SERVICES REVENUE

     The Company's premium revenues consist primarily of premiums for traditional indemnity health insurance, managed care products and group life insurance products. All of the Company's individual and employer group contracts provide for the individual or the group to be fully insured. Premiums for these contracts are billed in advance of the respective coverage periods and are initially recorded as premium receivables and as unearned premiums. Unearned premiums are recognized as earned in the period of coverage.

     Management services revenue is earned as services are performed and consists of administrative fees for services provided to commercial employer groups under self-funded arrangements, including claims processing, management of medical services, access to provider networks and for other services rendered to third parties. Related claims processed for commercial self-funded employer groups were $499,618,000 in 1998, $489,407,000 in 1997 and $473,506,000 in 1996.
Management services revenue also includes reimbursements for administrative expenses incurred in performing services as agent for federal and state government programs and for the national Blue Cross Blue Shield interplan system. Related claims processed for these programs were $4.3 billion in 1998, $3.9 billion in 1997 and $3.5 billion in 1996.

RATE STABILIZATION RESERVES

     The Company has fully insured arrangements with certain employer groups whose premium revenues are based on experience rating. On each group's anniversary date, the gain or loss resulting from its experience is determined. Premium rates for these groups are based on the group's historical claims experience plus a retention factor for an appropriate contribution to surplus. Premium revenues include adjustments to employer groups under rate stabilization contracts to the extent premiums billed exceed claims incurred plus retention.

     Any accumulated excess of premium revenues over claims incurred and retention is recorded as a rate stabilization reserve liability. Under the terms of these agreements, groups may utilize these funds to reduce

                            CERULEAN COMPANIES, INC.

2. SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

RATE STABILIZATION RESERVES -- (CONTINUED) prospective rates, leave the excess funds on deposit with the Company or receive a refund. An accumulated excess of claims incurred over premiums billed is expensed by the Company in the period incurred. However, in a few shared risk arrangements, net losses are recorded as receivables to the extent recoverable from the respective groups.

FEDERAL EMPLOYEE PROGRAM

     The Company and other Blue Cross and Blue Shield plans participate in the Federal Employee Program ("FEP") which underwrites a voluntary health insurance contract for employees (and their dependents) of the federal government. The Blue Cross and Blue Shield Association has been designated as the contract agent. A premium stabilization reserve liability (FEP stabilization reserve) and an offsetting asset (FEP asset held by agent) have been recorded in the consolidated balance sheets, and premium revenues, investment income and operating expenses, including FEP operations center expenses, have been recorded in the consolidated statements of income to recognize the Company's portion of the FEP's underwriting results.

ADVERTISING AND PROMOTION

     All costs associated with advertising and promoting products are expensed in the year incurred. Advertising and promotion expense was $3,780,629 in 1998, $5,012,557 in 1997 and $1,651,610 in 1996.

RECLASSIFICATIONS

     Certain prior year balances have been reclassified to conform to the current year presentation.

3. INVESTMENTS

     Investments at December 31, 1998 and 1997 are as follows:

                                                                              DECEMBER 31, 1998
                                                                        AVAILABLE-FOR-SALE SECURITIES
                                                    ----------------------------------------------------------------------
                                                      COST OR         GROSS         GROSS
                                                     AMORTIZED     UNREALIZED    UNREALIZED        FAIR         CARRYING
                                                        COST          GAINS        LOSSES         VALUE          VALUE
                                                    ------------   -----------   -----------   ------------   ------------
Fixed Maturities:
  U.S. Treasury securities and obligations of U.S.
     government agencies..........................  $160,529,318   $ 2,911,851   $  (414,659)  $163,026,510   $163,026,510
  Corporate securities............................    53,501,824     1,248,926       (41,695)    54,709,055     54,709,055
  Mortgage-backed securities......................    21,410,089       441,500       (38,969)    21,812,620     21,812,620
                                                    ------------   -----------   -----------   ------------   ------------
Total fixed maturities............................   235,441,231     4,602,277      (495,323)   239,548,185    239,548,185
Equity Securities:
  Preferred stocks................................       596,000            --            --        596,000        596,000
  Common stocks...................................    55,270,571    23,701,632    (2,661,678)    76,310,525     76,310,525
                                                    ------------   -----------   -----------   ------------   ------------
Total equity securities...........................    55,866,571    23,701,632    (2,661,678)    76,906,525     76,906,525
Short-term investments............................     9,215,878            --            --      9,215,878      9,215,878
                                                    ------------   -----------   -----------   ------------   ------------
Total available-for-sale securities...............  $300,523,680   $28,303,909   $(3,157,001)  $325,670,588   $325,670,588
                                                    ============   ===========   ===========   ============   ============

                            CERULEAN COMPANIES, INC.

3. INVESTMENTS -- (CONTINUED)

                                                                              DECEMBER 31, 1997
                                                                        AVAILABLE-FOR-SALE SECURITIES
                                                    ----------------------------------------------------------------------
                                                      COST OR         GROSS         GROSS
                                                     AMORTIZED     UNREALIZED    UNREALIZED        FAIR         CARRYING
                                                        COST          GAINS        LOSSES         VALUE          VALUE
                                                    ------------   -----------   -----------   ------------   ------------
Fixed Maturities:
  U.S. Treasury securities and obligations of U.S.
     government agencies..........................  $137,711,070   $ 2,006,357   $  (168,937)  $139,548,490   $139,548,490
  Corporate securities............................    27,994,540       419,864       (59,242)    28,355,162     28,355,162
  Mortgage-backed securities......................    24,590,851       376,052       (20,233)    24,946,670     24,946,670
                                                    ------------   -----------   -----------   ------------   ------------
Total fixed maturities............................   190,296,461     2,802,273      (248,412)   192,850,322    192,850,322
Equity Securities:
  Preferred stocks................................       745,000            --            --        745,000        745,000
  Common stocks...................................    52,345,009    15,793,174      (968,140)    67,170,043     67,170,043
                                                    ------------   -----------   -----------   ------------   ------------
Total equity securities...........................    53,090,009    15,793,174      (968,140)    67,915,043     67,915,043
Short-term investments............................    19,555,875            --            --     19,555,875     19,555,875
                                                    ------------   -----------   -----------   ------------   ------------
Total available-for-sale securities...............  $262,942,345   $18,595,447   $(1,216,552)  $280,321,240   $280,321,240
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

     Substantially all of the Company's investments in equity securities at December 31, 1998 and 1997 are comprised of stocks in industrial companies.

     The amortized cost and fair values of fixed maturities at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                    DECEMBER 31, 1998
                                                              AVAILABLE-FOR-SALE SECURITIES
                                                              -----------------------------
                                                                AMORTIZED         FAIR
                                                                  COST            VALUE
                                                              -------------   -------------
Due in one year or less.....................................  $ 31,672,851    $ 31,574,980
Due after one year through five years.......................    83,033,700      84,766,711
Due after five years through ten years......................    97,549,171      99,618,455
Due after ten years.........................................     1,775,420       1,775,419
Mortgage-backed securities..................................    21,410,089      21,812,620
                                                              ------------    ------------
Total fixed maturity securities.............................  $235,441,231    $239,548,185
                                                              ============    ============

     Bonds, certificates of deposit and money market funds carried at a value of $1,012,538 were on deposit with insurance regulatory authorities at December 31, 1998 in accordance with statutory requirements.

                            CERULEAN COMPANIES, INC.

3. INVESTMENTS -- (CONTINUED)
     Investment and other income for the years ended December 31, 1998, 1997 and 1996 is summarized as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------
                                                     1998          1997          1996
                                                  -----------   -----------   -----------
Fixed maturities................................  $13,354,658   $11,464,768   $ 9,618,411
Equity securities...............................      881,667     1,302,477     1,057,287
Short-term investments and cash equivalents.....    4,061,482     5,165,927     4,803,801
                                                  -----------   -----------   -----------
Interest and dividend income....................   18,297,807    17,933,172    15,479,499
Less: investment expenses.......................     (771,950)     (947,913)     (834,828)
                                                  -----------   -----------   -----------
Net investment income...........................   17,525,857    16,985,259    14,644,671
Other income (loss).............................     (342,110)      273,693      (286,398)
                                                  -----------   -----------   -----------
Investment and other income.....................  $17,183,747   $17,258,952   $14,358,273
                                                  ===========   ===========   ===========

     The other income (loss) amount for the year ended December 31, 1997 includes the receipt of $579,000 related to the settlement of a lease dispute. Some terms in the Company's primary lease for its headquarters building were modified to the benefit of the landlord, and the Company was paid for giving up its right to those terms.

     Realized and unrealized investment gains and losses for the years ended December 31, 1998, 1997 and 1996 were as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------
                                                     1998          1997          1996
                                                  -----------   -----------   -----------
Realized gains:
  Fixed maturities..............................  $ 2,685,201   $   248,942   $   686,260
  Equity securities.............................    8,191,839    11,910,540     4,473,669
                                                  -----------   -----------   -----------
Total gains.....................................   10,877,040    12,159,482     5,159,929
Realized losses:
  Fixed maturities..............................       (7,778)     (127,366)     (244,172)
  Equity securities.............................   (1,615,756)     (732,359)     (802,894)
                                                  -----------   -----------   -----------
Total losses....................................   (1,623,534)     (859,725)   (1,047,066)
                                                  -----------   -----------   -----------
Net realized investment gains...................    9,253,506    11,299,757     4,112,863
Changes in unrealized gains (losses):
  Fixed maturities..............................    1,553,093     1,936,513    (4,251,603)
  Equity securities.............................    6,214,920     5,618,852     6,063,183
  Short-term investments........................           --        51,212       (23,637)
                                                  -----------   -----------   -----------
Net unrealized gains............................    7,768,013     7,606,577     1,787,943
                                                  -----------   -----------   -----------
Total realized and unrealized gains.............  $17,021,519   $18,906,334   $ 5,900,806
                                                  ===========   ===========   ===========

                            CERULEAN COMPANIES, INC.

4. ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
Groups and subscribers......................................  $37,132,624   $37,350,669
Other Blue Cross and Blue Shield plans......................      389,467     2,971,988
Federal Employee Program....................................    3,499,777     3,312,909
Other.......................................................   27,062,123    20,998,784
Less: Allowance for doubtful accounts.......................   (6,305,996)   (5,009,451)
                                                              -----------   -----------
                                                              $61,777,995   $59,624,899
                                                              ===========   ===========

5. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                   DECEMBER 31,
                                                            ---------------------------
                                                                1998           1997
                                                            ------------   ------------
Land......................................................  $  1,046,773   $  1,046,773
Building and improvements.................................    15,161,667     14,742,097
Furniture and equipment...................................    86,286,171     73,988,271
                                                            ------------   ------------
                                                             102,494,611     89,777,141
Less: accumulated depreciation............................   (65,596,073)   (56,041,600)
                                                            ------------   ------------
                                                            $ 36,898,538   $ 33,735,541
                                                            ============   ============

     At December 31, 1998 and 1997, furniture and equipment includes $3,021,638 and $1,701,673, respectively, of capitalized costs related to the development of internal use software. During 1998, the Company recognized approximately $90,000 of amortization expense related to costs capitalized for the development of internal use software. As of December 31, 1997, the software developed for internal use had not been placed in service; accordingly, no amortization was recognized during the year.

     Depreciation expense was $10,743,267, $9,765,395 and $9,350,458 for 1998,
1997 and 1996, respectively, including $1,187,550 in 1998, $1,063,318 in 1997 and $965,196 in 1996 for building improvements.

6. LINES OF CREDIT

     The Company has available a $5,500,000 line of credit with a bank to finance its working capital needs. Interest accrues on amounts advanced at the prime rate. There were no borrowings on this line of credit during the three years ended December 31, 1998.

     Under the terms of a revolving credit loan agreement with a group of banks to finance the Company's community health partnership networks and other related costs, the Company could borrow up to $9,000,000. Borrowings outstanding under the revolving credit agreement were $3,500,000 at December 31, 1997 and 1996. Interest accrued on amounts advanced at 0.5% over the LIBOR rate in 1997 and 1996. During January 1998, the Company terminated its $9,000,000 revolving credit agreement and paid in full the $3,500,000 note payable outstanding at December 31, 1997.

     In April 1996, the Company obtained a $55,000,000 insolvency line of credit with a group of banks. The insolvency line of credit may be drawn on solely in the event of an insolvency of BCBSGA to pay authorized insurance policy claims. The insolvency line of credit is designed to satisfy certain membership standards of the Blue Cross and Blue Shield Association, from which the Company and certain of its subsidiaries have the

                            CERULEAN COMPANIES, INC.

6. LINES OF CREDIT -- (CONTINUED)
exclusive right to do business in Georgia under the name "Blue Cross and Blue Shield" and to use the Blue Cross and Blue Shield names, trademarks and service marks with respect to the Company's indemnity, PPO, HMO and POS products.

7. ESTIMATED BENEFIT LIABILITIES

     The following table provides a reconciliation of the beginning and ending estimated benefit liabilities including claims adjudication expenses, net of rate stabilization reimbursable reserves and life reserves, for 1998, 1997 and 1996:

                                                        YEAR ENDED DECEMBER 31,
                                               ------------------------------------------
                                                   1998           1997           1996
                                               ------------   ------------   ------------
Balance at January 1.........................  $149,581,004   $119,510,793   $110,373,950
Less: Reimbursable reserves and life
  reserves...................................    49,699,319     44,663,227     41,587,598
                                               ------------   ------------   ------------
Net balance at January 1.....................    99,881,685     74,847,566     68,786,352
Plus incurred related to:
  Current year...............................   729,799,455    576,250,933    424,307,017
  Prior year.................................   (13,801,953)       901,109     (2,201,775)
                                               ------------   ------------   ------------
  Total incurred.............................   715,997,502    577,152,042    422,105,242
Less paid related to:
  Current year...............................   603,369,042    478,159,277    352,344,803
  Prior year.................................    82,998,478     73,958,646     63,699,225
                                               ------------   ------------   ------------
  Total paid.................................   686,367,520    552,117,923    416,044,028
                                               ------------   ------------   ------------
Net balance at December 31...................   129,511,667     99,881,685     74,847,566
Plus: Reimbursable reserves and life
  reserves...................................    54,563,626     49,699,319     44,663,227
                                               ------------   ------------   ------------
Balance at December 31.......................  $184,075,293   $149,581,004   $119,510,793
                                               ============   ============   ============

     The Company uses paid claims and completion factors based on historical payment patterns to estimate incurred claims. Changes in payment patterns and claims trends can result in changes to prior year's claims estimates.

     A reconciliation of the Company's incurred expense to total benefits expense as shown in the consolidated statements of income is as follows:

                                                       YEAR ENDED DECEMBER 31,
                                             --------------------------------------------
                                                  1998            1997           1996
                                             --------------   ------------   ------------
Incurred related to current and prior
  year.....................................  $  715,997,502   $577,152,042   $422,105,242
Benefits expense related to life insurance
  claims and claims reimbursed by certain
  rate stabilization accounts..............     316,522,044    304,402,324    280,128,544
                                             --------------   ------------   ------------
Total benefits expense.....................  $1,032,519,546   $881,554,366   $702,233,786
                                             ==============   ============   ============

                            CERULEAN COMPANIES, INC.

8. ENDOWMENT OF NON-PROFIT FOUNDATION

     On September 3, 1997, a lawsuit (the "Lawsuit") was filed in the Superior Court of Fulton County by Plaintiffs Let's Get Together, Inc.; Statewide Independent Living Council of Georgia, Inc.; Living Independence for Everybody, Inc.; AIDS Survival Project, Inc.; Women's Policy Education Fund, Inc.; Disability Connections - The Middle Georgia Center for Independent Living, Inc.; Physicians for a National Health Program, Inc.; Campaign for a Prosperous Georgia, Inc.; and Friends and Survivors Standing Together, Inc. (collectively, the "Plaintiffs") on behalf of themselves and a class putatively composed of all other 501(c)(3) organizations in Georgia seeking, among other things, to invalidate a Georgia statute upon which certain aspects of the conversion of Blue Cross and Blue Shield of Georgia, Inc. from a not-for-profit corporation to a business corporation was based. The complaint named BCBSGA, the Company and the Commissioner of Insurance of the State of Georgia as defendants. An additional, similar request for declaratory ruling was filed with the Georgia Insurance Department on September 3, 1997.

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

     On August 21, 1998, the judge denied the motion to intervene and entered a final order approving the Settlement. The effective date of the Settlement was September 21, 1998, the date on which the appeal period expired after the entry of the final order. Under the terms of the Settlement, the Company established a new non-profit foundation for the advancement of health care for all Georgians and paid to the foundation, as endowment, and to the Plaintiff's lawyers (together, the "Foundation"), an aggregate of $1.0 million in cash, and securities of Cerulean aggregating 20% of Cerulean's total equity upon their issuance consisting of: (1) shares of Class A Stock approximating 9.5% of the total equity of Cerulean and (2) warrants (the "Warrants") exercisable for shares on non-voting Series A Preferred Stock (the "Series A Stock") in the Company (which will approximate 10.5% of the total equity of the Company) upon payment by the Foundation of an exercise price of $21 million. Additionally, the Foundation entered into a shareholder's agreement to which it agreed not to vote any larger number of its Class A Stock than would constitute 5% of the shares of its Class A Stock.

     In September 1998, the Company issued 57,772 shares of Class A Stock and 63,853 warrants exercisable for non-voting Series A Stock. Pursuant to the terms of the Warrants, prior to consummation of a transaction such as the proposed merger with WellPoint, the Warrants must be exercised in a defined "cash-less exercise" which results in a reduction in the percentage participation by the Foundation from a 20% portion of the total merger consideration of the Company to approximately 16.7% of the total.

     During 1998, the Company recorded a nonrecurring charge of $76.2 million for the endowment of the Foundation, which, in management's judgment, represented fair value as of the date of the Settlement.

                            CERULEAN COMPANIES, INC.

9. INCOME TAXES

     Income tax expense (benefit) attributable to income before income taxes and minority interests, substantially all of which is federal, consists of:

                                                           YEAR ENDED DECEMBER 31,
                                                    -------------------------------------
                                                       1998         1997          1996
                                                    ----------   -----------   ----------
Current tax expense...............................  $8,293,000   $ 3,330,000   $6,671,000
Deferred tax benefit..............................  (6,220,000)   (5,380,000)  (3,512,000)
                                                    ----------   -----------   ----------
Total tax expense (benefit).......................  $2,073,000   $(2,050,000)  $3,159,000
                                                    ==========   ===========   ==========

     The provision for income taxes is different than the amount computed using the statutory federal income tax rate of 35% as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------
                                                      1998          1997          1996
                                                  ------------   -----------   ----------
Tax expense (benefit) at statutory rate.........  $(18,751,000)  $   311,000   $7,368,000
Changes in valuation allowance related to:
  Increase in loss carryforwards................    22,085,000            --           --
  Utilization of carryforwards..................            --    (2,356,000)          --
  Alternative minimum tax.......................    (3,282,000)           --   (3,162,000)
  Long-lived tax assets.........................            --    (2,119,000)  (1,590,000)
  CHPN investments..............................      (925,000)   (2,132,000)          --
  CHPN losses with no benefit...................     2,676,000     4,231,000      781,000
  Other temporary differences...................      (542,000)     (375,000)    (320,000)
Other...........................................       812,000       390,000       82,000
                                                  ------------   -----------   ----------
                                                  $  2,073,000   $(2,050,000)  $3,159,000
                                                  ============   ===========   ==========

     The Company recorded a benefit of $26,655,000 in 1998 related to the Settlement, reduced to its expected realizable value of $4,570,000. The Company also recorded a $1,619,000 benefit in 1998 for the difference in book and tax basis for its CHPN investments, reduced to its expected realizable value of $925,000. CHPN subsidiaries which do not join in the filing of the consolidated tax return with the Company generated tax losses in 1998 that are not expected to generate benefit currently or in the foreseeable future. Other includes state taxes, net of federal tax benefit, and other permanent book to tax differences, including non deductible expenses.

     The Company and its wholly-owned subsidiaries file a consolidated federal income tax return. Income tax expense consisted primarily of federal alternative minimum tax in 1998 and 1996. The Company's consolidated tax expense in 1997 calculated under the regular tax system was reduced by available net operating loss carryforwards, which subjected the Company to alternative minimum tax. Federal income taxes paid during 1998, 1997 and 1996 were $6,030,000, $2,800,000 and $5,400,000, respectively.

                            CERULEAN COMPANIES, INC.

9. INCOME TAXES -- (CONTINUED)
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the deferred tax asset, which is included in other assets in the consolidated balance sheets, are as follows:

                                                                   DECEMBER 31,
                                                            ---------------------------
                                                                1998           1997
                                                            ------------   ------------
Deferred tax asset:
  Regular tax operating loss carryforwards for the
     consolidated tax group...............................  $ 40,400,000   $ 19,590,000
  Regular tax operating loss carryforwards for CHPNs......     8,160,000      6,050,000
  Long-lived tax assets...................................    23,900,000     24,590,000
  Other temporary differences.............................    12,880,000      8,629,000
  Alternative minimum tax credit..........................    16,470,000     10,750,000
  Basis difference in CHPN investments....................     5,350,000      3,731,000
                                                            ------------   ------------
  Total deferred tax asset................................   107,160,000     73,340,000
  Valuation allowance for deferred tax asset..............   (89,750,000)   (62,150,000)
                                                            ------------   ------------
  Deferred tax asset, net of valuation allowance..........    17,410,000     11,190,000
                                                            ------------   ------------
Deferred tax liability:
  Unrealized investment gains.............................     5,550,000      3,429,000
                                                            ------------   ------------
  Total deferred tax liability............................     5,550,000      3,429,000
                                                            ------------   ------------
Net deferred tax asset....................................  $ 11,860,000   $  7,761,000
                                                            ============   ============

     Other temporary differences consist principally of differences between tax and generally accepted accounting principles related to estimated benefit liabilities and accounting accruals.

     At December 31, 1998, the Company's consolidated tax group has net operating loss carryforwards of $115,440,000 for regular income tax purposes that expire in the years 2001 through 2018. Certain of the CHPN subsidiaries which file separate tax returns have net operating loss carryforwards of $21,492,000 that expire in 2011 through 2018. The Company recognized a benefit from consolidated tax group carryforwards of $2,356,000 in 1997.

     The Company qualifies for a special deduction under the regular tax system available to certain Blue Cross and Blue Shield plans under Section 833(b) of the Internal Revenue Code. The effect of this deduction is to significantly reduce regular taxable income and subjects the Company to alternative minimum tax. The Company expects to be taxed under the alternative minimum tax system into the foreseeable future and therefore principally all of the regular tax net operating loss carryforwards of the consolidated tax group, the alternative minimum tax credit and the long-lived tax assets which will not be deductible until well into the future, will most likely not be utilized. For financial reporting purposes, a valuation allowance has been recorded to reduce the deferred tax assets related to the amount expected to be realized. The Company reviewed the adequacy of the deferred tax valuation allowance and believes it is appropriate.

     During January 1999, the Internal Revenue Service completed its examination of the Company's consolidated federal income tax returns for 1995 and 1994. The Company does not believe that the ultimate resolution of the issues will have an adverse effect on its operations or financial position.

                            CERULEAN COMPANIES, INC.

10. CAPITAL STOCK

MANDATORILY REDEEMABLE PREFERRED STOCK

     The Class B Convertible Preferred Stock (the "Class B Stock") has a liquidation preference of $1,000 per share and a mandatory redemption value of $900 per share. Dividends on the Class B Stock are currently paid at the rate of $60.00 per annum per share ($100.00 per annum per share effective after 1998), are fully cumulative and accrue without interest. The preferred shares are mandatorily redeemable on December 1, 2001 or may be redeemed prior to this date upon the occurrence of certain events. Upon completion of a Stock Conversion, each share of Class B Stock shall convert into the number of fully paid and nonassessable shares of Common Stock equal to .0004446420631%. This rate may be adjusted periodically upon the occurrence of certain events. The holders of the Class B Stock vote separately as a single class with each share being entitled to one vote.

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

SERIES A PREFERRED STOCK

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

CLASS A CONVERTIBLE COMMON STOCK

     Prior to December 1, 1998, shares of Class A Stock could not be sold, transferred, encumbered, pledged or otherwise disposed of except upon the occurrence of certain events. While there is no established market for the Company's Class A Stock, following December 1, 1998, these shares became transferable under certain defined criteria, with a right of first refusal by the Company. As of December 31, 1998, no shares had been presented to the Company for transfer that met the defined criteria. In the event of a Stock Conversion, each share of Class A Stock will be converted into one share of Common Stock. So long as any shares of the Company's Class B Stock are issued, outstanding and entitled to vote, no dividends may be paid on the Class A Stock without the approval of the Board and the holders of a majority of the shares of Class B Stock. As long as no Common Stock is outstanding, the holders of the Class A Stock vote separately as a single class with each share being entitled to one vote. The Company's Articles of Incorporation do not contain any provisions protecting holders of Class A Stock against dilution. In the event the Company issues additional shares of Class A Stock, or issues shares of Common Stock or Blank Preferred Stock convertible into Common Stock or effects a stock split, stock dividend or other recapitalization of or on its Common Stock, the then existing Class A Shareholders will be diluted.

                            CERULEAN COMPANIES, INC.

10. CAPITAL STOCK -- (CONTINUED)

CLASS A CONVERTIBLE COMMON STOCK -- (CONTINUED)
     During 1998, 57,772 shares of Class A Stock were issued as part of the Settlement. These shares have all of the same terms and provisions as the other shares of Class A Stock as provided in the Company's Articles, except that the Foundation, which received shares of Class A Stock as part of the Settlement, entered into a shareholders' agreement pursuant to which 37,305 shares of the total 57,772 shares issued are not entitled to vote. Additionally, the Foundation has the right to tender for redemption shares of Class A Stock for an aggregate redemption price of $1.0 million. Under the Company's Articles, this redemption right was required to be separately authorized by holders of a majority of the shares of Class B Stock which authorization was granted at a meeting of holders of Class B Stock held on September 15, 1998.

COMMON STOCK

     Unless approved by two-thirds of the Directors, no person may directly or indirectly acquire or hold more than the permissible ownership amount which is currently 20% of the total shares of Common Stock outstanding. So long as any shares of the Company's Class B Stock are issued, outstanding and entitled to vote, no dividends may be paid on the Common Stock without the approval of the Board and the holders of a majority of the shares of Class B Stock. In the event no Class A Stock or Class B Stock is issued or outstanding at the time of a liquidation, dissolution or winding up of the affairs of the Company, the entire assets of the Company available for distribution to stockholders will be distributed pro rata among the holders of the Common Stock. Each outstanding share of Common Stock is entitled to one vote. Presently, there is no Common Stock issued or outstanding.

STOCK WARRANTS EXERCISABLE

     During 1998, Warrants were also issued as part of the Settlement. The 63,853 warrants are exercisable for shares of non-voting Series A Stock. There are no circumstances under which the equity interest represented by the Warrants has any voting rights. The Warrants also provide that upon the occasion of certain defined "Major Events," the Warrants must be exercised in a cashless exercise. The effect of this provision is that the Warrants will be automatically converted into shares of Series A Stock according to a formula provided in the Warrant Agreement.

11. OPERATING LEASES

     The Company has an operating lease arrangement for its home office facility. The term of the lease is ten years, with two five-year renewal options. Annual rental includes base rental plus pro-rated real estate taxes and operating expenses.

                            CERULEAN COMPANIES, INC.

11. OPERATING LEASES -- (CONTINUED)
     In addition, the Company leases other office space and data processing equipment. Future minimum lease obligations (including estimated real estate taxes and operating expenses) under all non-cancelable operating leases are as follows:

1999........................................................  $15,922,531
2000........................................................    5,419,833
2001........................................................    2,257,540
2002........................................................    1,146,223
2003........................................................      921,048
Thereafter..................................................      772,323
                                                              -----------
                                                              $26,439,498
                                                              ===========

     Rent expense amounted to approximately $18,413,000 in 1998, $14,235,000 in 1997, and $12,249,000 in 1996.

12. EMPLOYEE BENEFITS

     During 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits. The application of SFAS No. 132 had no impact on the Company's financial position or results from operations.

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

POSTRETIREMENT PLAN

     The Company sponsors a Defined Dollar Benefit Plan that provides postretirement health, dental, vision and life insurance benefits to full-time associates with at least ten years of service or part-time associates with the equivalent of ten years full-time employment. These benefits are also available to spouses. Credits based on length of service are provided to retirees annually to be used towards the cost of postretirement benefits. Spouses of retirees receive one half of the credits received by retirees. For those who retired prior to January 1, 1995, insurance is provided by the Company at no cost to the retiree. Additionally, a group of associates who meet the "rule of 80" (those who were at least age 55 with ten years of service, and whose combined years of service plus age equaled 80 or greater) by December 31, 1994 are grandfathered and will receive postretirement benefits at no cost whenever they retire.

                            CERULEAN COMPANIES, INC.

12. EMPLOYEE BENEFITS -- (CONTINUED)
     The following chart summarizes the change in the plans' benefit obligation, assets and funded status:

                                                                              POSTRETIREMENT
                                                PENSION PLANS                  BENEFIT PLANS
                                          --------------------------   -----------------------------
                                              1998          1997           1998            1997
                                          ------------   -----------   -------------   -------------
Change in benefit obligation
  Benefit obligation at beginning of
     year...............................  $ 66,669,719   $54,768,635   $  17,802,200   $  16,750,000
  Service cost..........................     5,153,127     3,731,909         581,500         475,900
  Interest cost.........................     5,029,628     4,225,087       1,140,700       1,264,200
  Actuarial loss (gain).................    10,225,989     6,228,498      (1,245,700)         92,700
  Amendments............................       713,929            --              --              --
  Benefits paid.........................    (2,902,658)   (2,284,410)       (727,300)       (780,600)
                                          ------------   -----------   -------------   -------------
  Benefit obligation at end of year.....    84,889,734    66,669,719      17,551,400      17,802,200
                                          ------------   -----------   -------------   -------------
Change in plan assets
  Fair value of plan assets at beginning
     of year............................    56,731,183    46,102,492              --              --
  Actual return on plan assets..........     8,870,572     9,492,285              --              --
  Employer contributions................     2,905,231     3,420,816              --              --
  Benefits paid.........................    (2,902,658)   (2,284,410)             --              --
                                          ------------   -----------   -------------   -------------
  Fair value of plan assets at end of
     year...............................    65,604,328    56,731,183              --              --
                                          ------------   -----------   -------------   -------------
Reconciliation of funded status
  Funded status.........................   (19,285,406)   (9,938,536)    (17,551,400)    (17,802,200)
  Unrecognized actuarial loss (gain)....     7,783,506     2,084,223      (2,854,300)     (1,723,500)
  Unrecognized prior service cost.......     4,676,823     4,512,503              --              --
  Unrecognized transition (asset)
     obligation.........................      (665,153)     (799,526)     12,880,500      13,685,600
                                          ------------   -----------   -------------   -------------
  Net amount recognized.................  $ (7,490,230)  $(4,141,336)  $  (7,525,200)  $  (5,840,100)
                                          ============   ===========   =============   =============
Amounts recognized in the consolidated
  balance sheets consist of:
  Accrued benefit liability.............  $ (7,490,230)  $(4,141,336)  $  (7,525,200)  $  (5,840,100)
  Intangible asset......................      (459,022)     (436,696)             --              --
                                          ------------   -----------   -------------   -------------
  Net amount recognized.................  $ (7,949,252)  $(4,578,032)  $  (7,525,200)  $  (5,840,100)
                                          ============   ===========   =============   =============
Weighted-average assumptions as of December 31,
  Discount rate.........................     6.75%          7.25%          6.75%           7.25%
  Expected long-term rate of return on
     plan assets........................     9.00%          9.00%           N/A             N/A
  Rate of increase in future
     compensation.......................   3.0 - 6.5%    3.5 - 7.0%    Varies by age   Varies by age

                            CERULEAN COMPANIES, INC.

12. EMPLOYEE BENEFITS -- (CONTINUED)

                                                                              POSTRETIREMENT
                                       PENSION PLANS                          BENEFIT PLANS
                            ------------------------------------   ------------------------------------
                               1998         1997         1996         1998         1997         1996
                            ----------   ----------   ----------   ----------   ----------   ----------
Components of net periodic
  benefit cost:
  Service cost............  $5,153,127   $3,731,909   $3,630,715   $  581,500   $  475,900   $  442,900
  Interest cost...........   5,029,628    4,225,087    4,006,656    1,140,700    1,264,200    1,231,800
  Expected return on plan
     assets...............  (4,580,790)  (3,817,799)  (3,458,760)          --           --           --
  Amortization of
     actuarial loss
     (gain)...............     236,924       67,886      342,990     (114,900)     (23,400)          --
  Amortization of prior
     service cost.........     549,609      462,788      462,787           --           --           --
  Amortization of
     transition obligation
     (asset)..............    (134,373)    (134,373)    (134,373)     805,100      805,100      805,100
                            ----------   ----------   ----------   ----------   ----------   ----------
  Net periodic benefit
     cost.................  $6,254,125   $4,535,498   $4,850,015   $2,412,400   $2,521,800   $2,479,800
                            ==========   ==========   ==========   ==========   ==========   ==========

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the supplemental executive retirement plan, which has an accumulated benefit obligation in excess of plan assets, were $2,993,001, $1,945,537 and $-0-, respectively, as of December 31, 1998, and $2,172,602,
$1,293,029 and $-0-, respectively, as of December 31, 1997.

     The postretirement benefit plan valuation is based on census information as of January 1, 1998 and claims development based on the benefits provided. The discount rate assumed is 6.75% and the salary increase rate assumed varies by age. The health care cost trend rate is assumed to be 8.0% in 1998, decreasing 0.5% each year reaching 6.0% in 2002, and 5.25% in 2003 and after. The health care cost trend rate was assumed to be 8.5% in 1997, decreasing 0.5% each year to an ultimate rate of 5.25%. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point each year would increase the accumulated postretirement benefit obligation by $982,700 as of December 31, 1998, and the aggregate of the estimated service and interest cost components of net periodic postretirement benefit cost by $64,100 for 1998. Similarly, decreasing the assumed health care cost trend rates by one percentage point each year would decrease the accumulated postretirement benefit obligation by $840,300 as of December 31, 1998, and the aggregate of the estimated service and interest cost components of net periodic postretirement benefit cost by $60,700 for 1998.

DEFINED CONTRIBUTION PLAN

     The Company offers a defined contribution plan ("401(k) plan") covering substantially all employees. Under this plan, employees can contribute up to 15% of their base compensation, subject to certain maximum limitations. The Company matches 50% of the employee's first $500 contributed and 25% thereafter, up to a maximum of 6% of the employee's annual compensation. The Company's matching contributions vest 25% per year commencing at the end of the second year of participation. Employee contributions vest immediately. The Company contributed $1,125,000 to this 401(k) plan during 1998, $1,031,000 during 1997 and $799,000 during 1996.

                            CERULEAN COMPANIES, INC.

13. BUSINESS SEGMENT, CUSTOMER AND PRODUCT INFORMATION

     Effective January 1, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The application of SFAS No. 131 had no impact on the Company's financial position or results from operations.

     The Company operates predominantly in one industry segment, health insurance products and services, and reports its operations as one business segment. The Company's products and services are sold principally in the State of Georgia. A significant portion of its customer base is concentrated with companies that are located in the metropolitan Atlanta area. As a percentage of total revenues (premium revenues and management services revenues), the Company's largest customer represented 23% of total revenues in 1998, 27% in 1997 and 30% in 1996. The Company's next two largest customers accounted for less than 9% of total revenues in 1998, 1997 and 1996.

     The Company's total revenues (premium revenues and management services revenues), by primary product groups are as follows:

                                                         1998             1997            1996
                                                    --------------   --------------   ------------
Indemnity and PPO insurance products and
  services........................................  $  771,080,787   $  727,786,073   $704,328,416
HMO and POS insurance products and services.......     520,317,074      343,613,408    190,500,817
Life insurance and other products and services....      16,230,082       14,860,028     10,783,733
                                                    --------------   --------------   ------------
Total.............................................  $1,307,627,943   $1,086,259,509   $905,612,966
                                                    ==============   ==============   ============

14. NON-OPERATING INCOME

     Community health partnership networks ("CHPNs") are locally based equity joint ventures between the Company, which owns a 51% interest, and local physician and/or hospital groups, which own the remaining equity interests in the CHPNs. Clinical services are provided by the physician or hospital partners as well as other providers with which the CHPNs maintain contracts, and BCBSGA provides sales, management and administrative services, including information systems and data management services through service contracts with the CHPNs.

     In January 1998, a hospital purchased stock warrants exercisable for common stock of one of the Company's CHPN subsidiaries in exchange for a $1.0 million note receivable. The $1.0 million will be paid ratably over two years. As of December 31, 1998, $500,000 has been received. In accordance with the CHPN formation agreement, the Company's 51% equity interest was not diluted as a result of this transaction. The Company recorded non-operating income of $255,000 for its portion of this transaction and increased the minority interest liability for this CHPN by $245,000.

     In 1996, a hospital purchased a 5% interest in one of the Company's CHPN subsidiaries. In 1997, another hospital purchased a 5% interest in the same subsidiary. In accordance with the CHPN formation agreement, the Company's 51% equity interest was not diluted as a result of these transactions. The Company recorded non-operating income of $1,275,000 in 1997 and 1996 for its portion of these transactions and increased the minority interest liability for this CHPN by $1,225,000 in each year. After deducting deferred income taxes of $255,000, net income was favorably impacted by $1,020,000 in 1997 and 1996.

15. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

     On December 17, 1998, Plaintiffs Rickey Underhill, Jim Kerscher, Janice Young, Richard Collins, Greg Lane and Keith Page, individually and on behalf of all others similarly situated (collectively, the "Bartow County Plaintiffs"), filed a lawsuit against the Company and BCBSGA in the Superior Court of Bartow

                            CERULEAN COMPANIES, INC.

15. COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

LEGAL PROCEEDINGS -- (CONTINUED)
County ("the Court of Bartow"), State of Georgia, bearing Civil Action File No. CV98-2656. The Bartow County Plaintiffs identify themselves as six individuals who were entitled to receive shares of the Company's stock in connection with the conversion of BCBSGA from a non-profit corporation to a regular business corporation. The Bartow County Plaintiffs assert claims for specific performance, breach of provisions of the Insurance Code of Georgia, and request declaratory judgment and certification of a class action consisting of all persons who were "eligible subscribers" of the Company on September 1, 1995, but who did not become holders of Class A Stock of the Company because their eligible coverage terminated prior to February 1, 1996. The Bartow County Plaintiffs allege that they and the members of the purported class are entitled to receive shares of Class A Stock in the Company. The Bartow County Plaintiffs allege alternatively that offering materials disseminated by BCBSGA during 1996 relating to Class A Stock of the Company were not disseminated to The Bartow County Plaintiffs and that Plaintiffs and the purported class members are entitled to an award of damages in excess of $2.5 million. On January 28, 1999, the Company and BCBSGA filed answers and a motion to dismiss. The case remains pending. No discovery has taken place as of this date. After considering the complaint, management of the Company believes the case to be without merit and, in any event, believes that its impact on the assets of the Company, if any, would not be material.

     On September 18, 1998, Plaintiffs Allen Saravuth, Nga Nguyen, Chansamone Sengsavath and Fatana Pirzad, individually and on behalf of all others similarly situated (collectively, the "Richmond County Plaintiffs"), filed a lawsuit against the Company, BCBSGA, James L. Laboon, Jr., Fred L. Tolbert, Jr., Richard
D. Shirk, James E. Albright, W. Daniel Barker, Elizabeth W. Camp, Louis H. Felder, M.D., Edward M. Gillespie, Joseph D. Greene, Mel H. Gregory, Jr., Frank
J. Hanna, III, R. Pierce Head, Jr., Charles H. Keaton, James H. Leigh, Jr., M.D., Julia L. Mitchell-Ivey, Charles R. Underwood, M.D.,W. Jerry Vereen, A. Max Walker, Dan H Willoughby, M.D., Joe M. Young, and John B. Zellars (collectively, the "Defendant Directors") in the Superior Court of Richmond County ("the Court of Richmond"), State of Georgia, bearing Civil Action File No. 98-RCCV-806. In addition, the Richmond County Plaintiffs filed a Motion for Temporary Restraining Order and Interlocutory Injunctive Relief, which was heard and denied by the Court of Richmond on September 21, 1998. The Richmond County Plaintiffs identify themselves as four individuals who were entitled to receive shares of the Company's stock in connection with the conversion of BCBSGA from a non-profit corporation to a regular business corporation. The Richmond County Plaintiffs assert claims for specific performance, fraud, breach of provisions of the Insurance Code of Georgia, breach of fiduciary duty, and requested declaratory judgment and certification of a class action consisting of all persons who were "eligible subscribers" of BCBSGA as of February 1, 1996, and who did not become holders of Class A Stock of the Company. The Richmond County Plaintiffs allege that they and the members of the purported class are entitled to receive shares of Class A Stock in the Company. The Richmond County Plaintiffs allege alternatively that offering materials disseminated by BCBSGA during 1996 relating to Class A Stock of the Company contained materially misleading and deceptive statements and omissions and that the Richmond County Plaintiffs and the purported class members are entitled to an award of damages in excess of $100 million. The Richmond County Plaintiffs also assert derivative causes of action against the Defendant Directors alleging that the Defendant Directors breached fiduciary duties by, among other things, approving the placement and issuance of Class B Stock in the Company during 1996, the issuance of Class A Stock in the Company, the settlement of the Let's Get Together, Inc. et al. v. Insurance Commissioner, et al., Civil Action E-61714 (Superior Court of Fulton County, Georgia) lawsuit, and certain management compensation. On October 28, 1998, the Company and BCBSGA filed answers and a motion to dismiss. A declaratory judgment hearing was held December 9 and 10, 1998, solely with respect to whether, as a matter of law, the plaintiffs were to be shareholders of the Company. On December 17, 1998, the Richmond County court ruled in favor of the plaintiffs. None of the other matters have been considered. The Company filed an immediate appeal with the Supreme Court of Georgia on January 26, 1999. The Supreme Court has accepted jurisdiction

                            CERULEAN COMPANIES, INC.

15. COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

LEGAL PROCEEDINGS -- (CONTINUED)
and granted the matter expedited treatment. No date for oral argument has been set. After considering the derivative claims, management of the Company believes the case to be without merit and, in any event, believes that its impact on the assets of the Company, if any, would not be material.

     In the normal course of business, the Company is involved in and subject to claims, contractual disputes and other uncertainties. Management, after reviewing with legal counsel all of these actions and proceedings, believes that the aggregate losses, if any, will not have a material effect on the Company's financial position or results of operations.

16. STATUTORY FINANCIAL INFORMATION AND ACCOUNTING PRACTICES

     BCBSGA, Greater Georgia Life Insurance Company, a life insurance subsidiary, and HMO Georgia, Inc., a health maintenance organization are domiciled in the State of Georgia and prepare their statutory financial statements in accordance with accounting principles and practices prescribed or permitted by the Georgia Insurance Department. Currently, prescribed statutory accounting practices are interspersed throughout state insurance laws and regulations of the National Association of Insurance Commissioners' ("NAIC") "Accounting Practices and Procedures Manual" and a variety of other publications. Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state and may change in the future.

     In 1998, the NAIC adopted codified statutory accounting principles ("Codification"). Codification will likely change, to some extent, prescribed statutory accounting practices and may result in changes to the accounting practices that the Company's subsidiaries use to prepare their statutory financial statements. Codification will require adoption by the various states before it becomes the prescribed statutory basis of accounting for insurance companies domesticated within those states. Accordingly, before Codification becomes effective for the Company's subsidiaries, the State of Georgia must adopt Codification as the prescribed statutory basis of accounting on which domestic insurers must report their statutory-basis results to the Insurance Department. At this time it is unclear whether Georgia will adopt codification. However, based on current guidance, management believes that the impact of Codification will not be material to the statutory-basis financial statements of the Company's subsidiaries. The Company's insurance subsidiaries do not have permitted practices which would require authorization by the Georgia Insurance Department.

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

                            CERULEAN COMPANIES, INC.

16. STATUTORY FINANCIAL INFORMATION AND ACCOUNTING PRACTICES -- (CONTINUED) The following table presents the amount of statutory capital and surplus for the Company's insurance subsidiaries:

                                                                   DECEMBER 31,
                                                            ---------------------------
                                                                1998           1997
                                                            ------------   ------------
Blue Cross and Blue Shield of Georgia, Inc................  $155,671,616   $142,465,848
HMO Georgia, Inc..........................................    26,017,636     14,136,223
Greater Georgia Life Insurance Company....................    24,971,305     21,804,867

     The following table presents the amount of statutory net income for the Company's insurance subsidiaries:

                                                           YEAR ENDED DECEMBER 31,
                                                    -------------------------------------
                                                       1998          1997         1996
                                                    -----------   ----------   ----------
Blue Cross and Blue Shield of Georgia, Inc........  $15,131,962   $1,936,150   $7,079,305
HMO Georgia, Inc..................................   11,399,608    8,250,726    6,295,782
Greater Georgia Life Insurance Company............    2,569,111    3,173,718    1,801,316