Form 10-Q
period 1999-03-31
CERULEAN COMPANIES INC
filed 1999-05-13
CIK 1009912

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-Q



{X} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended             MARCH 31, 1999

                                       or

{ } Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from ____________________  to  ______________________


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

Class: Class A Convertible Common Stock, no par value, $0.01 stated value. Outstanding as of April 30, 1999 - 409,392 shares

                            CERULEAN COMPANIES, INC.
                                    FORM 10-Q
                                 MARCH 31, 1999

                                      INDEX

                                                                                                    PAGE
                                                                                                   NUMBER
                                                                                                   ------

  PART I.         FINANCIAL INFORMATION

                  Item 1.      Consolidated Financial Statements

                               Consolidated Balance Sheets as of March 31, 1999 and                Page 3
                                 December 31, 1998

                               Consolidated Statements of Income for the Three Months Ended        Page 4
                                 March 31, 1999 and 1998

                               Consolidated Statements of Comprehensive Income for the             Page 4
                                 Three Months Ended March 31, 1999 and 1998

                               Consolidated Statements of Cash Flows for the Three Months          Page 5
                                 Ended March 31, 1999 and 1998

                               Notes to Consolidated Financial Statements                          Page 6

                  Item 2.      Management's Discussion and Analysis of Financial Condition         Page 10
                                 and Results of Operations

                  Item 3.      Quantitative and Qualitative Disclosure About Market Risk           Page 14

  PART II.        OTHER INFORMATION

                  Item 1.      Legal Proceedings                                                   Page 15

                  Item 2.      Changes in Securities                                               Page 15

                  Item 3.      Defaults Upon Senior Securities                                     Page 15

                  Item 4.      Submission of Matters to a Vote of Security Holders                 Page 15

                  Item 5.      Other Information                                                   Page 15

                  Item 6.      Exhibits and Reports on Form 8-K                                    Page 15

                               Signatures                                                          Page 17

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                            CERULEAN COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                   MARCH 31,          DECEMBER 31,
                                                                                     1999                1998
                                                                                 ------------         ------------
                                                                                 (UNAUDITED)

ASSETS
Investments:
   Fixed maturities:
     Available-for-sale, at fair value (amortized cost: $239,989,286;
       $235,441,231)                                                             $240,211,612         $239,548,185
   Equity securities, at fair value (cost: $51,756,387; $55,866,571)               72,242,173           76,906,525
   Short-term investments, at fair value (cost: $4,613,585; $9,215,878)             4,381,065            9,215,878
                                                                                 ------------         ------------
       Total investments                                                          316,834,850          325,670,588

Cash and cash equivalents                                                          66,467,856           52,159,196
Accounts receivable                                                                69,700,695           61,777,995
Reimbursable portion of estimated benefit liabilities                              51,992,000           47,816,000
FEP assets held by agent                                                           38,786,536           38,786,536
Property and equipment                                                             37,042,428           36,898,538
Other assets                                                                       25,663,831           24,232,739
                                                                                 ------------         ------------
       Total assets                                                              $606,488,196         $587,341,592
                                                                                 ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Estimated benefit liabilities                                                 $193,040,493         $184,075,293
   Unearned premiums                                                               10,060,280           16,077,960
   FEP stabilization reserve                                                       38,786,536           38,786,536
   Accounts payable and accrued expenses                                           46,835,886           43,893,056
   Other liabilities                                                               50,176,655           42,184,663
                                                                                 ------------         ------------
       Total liabilities                                                          338,899,850          325,017,508
                                                                                 ------------         ------------

Mandatorily redeemable preferred stock:
   Class B Convertible Preferred Stock, no par value.
     Authorized, issued and outstanding, 49,900 shares at March 31,
       1999 and December 31, 1998; aggregate liquidation preference
       $49,900,000; aggregate mandatory redemption, $44,910,000                    46,645,042           46,645,042
                                                                                 ------------         ------------

Shareholders' equity:
   Blank Preferred Stock, no par value.
     Authorized and unissued 100,000,000 shares                                            --                   --
   Series A Preferred Stock, no par value, $0.01 stated value.
     Authorized and unissued 64,000 shares                                                 --                   --
   Class A Convertible Common Stock, no par value, $0.01 stated value.
     Authorized 50,000,000 shares; issued and outstanding 409,392 shares
       at March 31, 1999 and December 31, 1998                                          4,094                4,094
   Additional paid-in capital                                                      45,188,422           45,188,422
   Common Stock, no par value.
     Authorized and unissued 100,000,000 shares                                            --                   --
   Stock warrants exercisable                                                      29,968,000           29,968,000
   Accumulated other comprehensive income (unrealized
     appreciation on securities, net of taxes)                                     16,020,592           19,596,908
   Retained earnings                                                              129,762,196          120,921,618
                                                                                 ------------         ------------
       Total shareholders' equity                                                 220,943,304          215,679,042
   Commitments and contingencies (Note 5)                                                  --                   --
                                                                                 ------------         ------------
       Total liabilities and shareholders' equity                                $606,488,196         $587,341,592
                                                                                 ============         ============

See accompanying notes.

                            CERULEAN COMPANIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                            1999                1998
                                                                        -------------       -------------

Revenues:
   Premium revenue                                                      $ 349,638,319       $ 280,560,210
   Management services revenue                                             32,661,162          26,895,755
   Investment and other income                                              4,724,347           3,798,597
   Realized gains                                                           1,863,462           3,001,846
                                                                        -------------       -------------
     Total revenues                                                       388,887,290         314,256,408
Benefits expense                                                          298,626,942         243,422,370
Operating expenses                                                         75,986,289          67,092,603
                                                                        -------------       -------------
Operating income                                                           14,274,059           3,741,435
Non-operating income (Note 3)                                                  63,750              63,750
                                                                        -------------       -------------
Income before income taxes and minority interests                          14,337,809           3,805,185
Income tax expense (Note 4)                                                 3,654,000           1,033,000
Minority interest in earnings of joint venture investments                   (429,398)           (498,498)
                                                                        -------------       -------------
     Net income                                                         $  10,254,411       $   2,273,687
                                                                        =============       =============



See accompanying notes.


                            CERULEAN COMPANIES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    UNAUDITED

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                            1999                1998
                                                                        -------------       -------------

Net income                                                               $ 10,254,411        $  2,273,687
Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during period, net of reclassification adjustment for gains included in net income of
   $1,490,769 and $2,401,477, respectively                                 (3,576,316)          3,914,184
                                                                         ------------        ------------
Comprehensive income                                                     $  6,678,095        $  6,187,871
                                                                         ============        ============



See accompanying notes.

                            CERULEAN COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                             1999                  1998
                                                                         ------------          ------------

OPERATING ACTIVITIES
Net income                                                               $ 10,254,411          $  2,273,687
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Non-cash and non-operating items:
     Depreciation                                                           2,602,441             2,561,742
     Amortization                                                             178,433                40,355
     Uncollectible receivables                                              1,479,174             1,044,949
     Gain on sale of investments                                           (1,863,462)           (3,001,846)
     Loss (gain) on sale of property and equipment                              2,973               (14,579)
     Non-operating income                                                     (63,750)              (63,750)
  Increase in certain assets:
     Accounts receivable                                                   (9,401,873)           (6,918,328)
     Reimbursable portion of estimated benefit liabilities                 (4,176,000)                   --
     Other assets                                                            (336,093)           (1,095,534)
  Increase (decrease) in certain liabilities:
     Estimated benefit liabilities                                          8,965,200            13,756,527
     Unearned premiums                                                     (6,017,680)              421,453
     Accounts payable and accrued expenses                                  2,942,830             1,046,131
     Other liabilities                                                      6,578,159             6,984,987
     Minority interest in sale of stock warrants by a subsidiary              (61,250)              (61,250)
                                                                         ------------          ------------
Net cash provided by operating activities                                  11,083,513            16,974,544

INVESTING ACTIVITIES
Investments available-for-sale:
     Investments purchased                                                (69,592,911)          (42,145,906)
     Investments sold or matured                                           75,442,362            57,649,394
Property and equipment purchased                                           (2,769,104)           (3,225,729)
Property and equipment sold                                                    19,800                43,757
                                                                         ------------          ------------
Net cash provided by investing activities                                   3,100,147            12,321,516

FINANCING ACTIVITIES
Sale of stock warrants by a subsidiary                                        125,000               125,000
Repayment of notes payable                                                         --            (3,500,000)
                                                                         ------------          ------------
Net cash provided by (used in) financing activities                           125,000            (3,375,000)
                                                                         ------------          ------------

Increase in cash and cash equivalents                                      14,308,660            25,921,060
Cash and cash equivalents at beginning of period                           52,159,196            35,001,855
                                                                         ------------          ------------
Cash and cash equivalents at end of period                               $ 66,467,856          $ 60,922,915
                                                                         ============          ============


See accompanying notes.

                            CERULEAN COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                    UNAUDITED

1.  SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Cerulean Companies, Inc. (the "Company") was incorporated under the laws of the State of Georgia on February 2, 1996 to act as the holding company for Blue Cross and Blue Shield of Georgia, Inc. ("BCBSGA") and other subsidiaries, and for other lawful purposes.

BASIS OF PRESENTATION

The Company's accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") and require the use of management's estimates. As to the Company's managed care, health and life insurance operations, GAAP varies in some respects from statutory accounting practices permitted or prescribed by insurance regulatory authorities. The Company's health care plan subsidiary, its health maintenance organization and its life insurance subsidiary are subject to regulation by the Georgia Insurance Department including minimum capital and surplus requirements and restrictions on payment of dividends. Because of the nature of the Company's operations, the results for interim periods are not necessarily indicative of results expected for the entire year. In the opinion of management, all material adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been made. All such adjustments are of a normal recurring nature.

PRINCIPLES OF CONSOLIDATION

The Company's accompanying unaudited consolidated financial statements include the accounts of the Company, BCBSGA and its wholly-owned life insurance subsidiary, a health maintenance organization subsidiary, a non-insurance subsidiary and community health partnership network joint ventures ("CHPNs"). All significant intercompany transactions and balances have been eliminated in consolidation.

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

POLICY ACQUISITION COSTS

A substantial portion of the Company's insurance contracts are for group health and term life insurance for employer groups which are generally billed monthly, based on the number of lives covered. Related commission costs for these contracts are incurred as monthly premiums are collected. Certain policy acquisition costs for individual life insurance contracts are deferred and amortized over the life of the contracts, generally 25 to 30 years.

RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform to the current year presentation.

2.  EARNINGS PER SHARE

Earnings per share are omitted because such data is not meaningful at the present time due to the likely dilutive events that will occur prior to the conversion of the Class A Convertible Common Stock (the "Class A Stock") or the Class B Convertible Preferred Stock. Presently there is no market for the Class A Stock or any equity securities of the Company.

3.  INCOME TAXES

The Company's income tax expense consisted primarily of federal alternative minimum tax. The effective tax rate for the 1999 period was impacted by CHPN subsidiaries which incurred taxes at a 34% rate and which do not join in the filing of the Company's consolidated tax return. Additionally, contributing to the higher rate were state income taxes and other permanent book to tax differences, including non-deductible expenses.

4.  BUSINESS SEGMENT, CUSTOMER AND PRODUCT INFORMATION

The Company operates predominantly in one industry segment, health insurance products and services, and reports its operations as one business segment. The Company's products and services are sold principally in the State of Georgia. A significant portion of its customer base is concentrated with companies that are located in the metropolitan Atlanta area.

The Company's premium revenue and management services revenue by primary product groups are as follows:

                                                                             THREE MONTHS ENDED MARCH 31,
                                                                                1999              1998
                                                                            ------------------------------

Indemnity and PPO insurance products and services                           $221,476,649      $188,425,746
HMO and POS insurance products and services                                  156,320,936       115,165,432
Life insurance and other products and services                                 4,501,896         3,864,787
                                                                            ------------------------------
   Total                                                                    $382,299,481      $307,455,965
                                                                            ==============================

5.  COMMITMENTS AND CONTINGENCIES

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

LEGAL PROCEEDINGS

On December 17, 1998, Plaintiffs Rickey Underhill, Jim Kerscher, Janice Young, Richard Collins, Greg Lane and Keith Page, individually and on behalf of all others similarly situated (collectively, the "Bartow County Plaintiffs"), filed a lawsuit against the Company and BCBSGA in the Superior Court of Bartow County ("the Court of Bartow"), State of Georgia, bearing Civil Action File No. CV98-2656. The Bartow County Plaintiffs identify themselves as six individuals who were entitled to receive shares of the Company's stock in connection with the conversion of BCBSGA from a non-profit corporation to a regular business corporation. The Bartow County Plaintiffs assert claims for specific performance, breach of provisions of the Insurance Code of Georgia, and request declaratory judgment and certification of a class action consisting of all persons who were "eligible subscribers" of the Company on September 1, 1995, but who did not become holders of Class A Stock of the Company because their eligible coverage terminated prior to February 1, 1996. The Bartow County Plaintiffs allege that they and the members of the purported class are entitled to receive shares of Class A Stock in the Company. The Bartow County Plaintiffs allege alternatively that offering materials disseminated by BCBSGA during 1996 relating to Class A Stock of the Company were not disseminated to the Bartow County Plaintiffs and that the Bartow County Plaintiffs and the purported class members are entitled to an award of damages in excess of $2.5 million. On January 28, 1999, the Company and BCBSGA filed answers and a motion to dismiss. On March 11, 1999, counsel to the Company and BCBSGA argued the motion to dismiss. No ruling on this motion has been rendered. Management of the Company believes the case to be without merit and, in any event, believes that its impact on the assets of the Company, if any, would not be material.

On September 18, 1998, Plaintiffs Allen Saravuth, Nga Nguyen, Chansamone Sengsavath and Fatana Pirzad, individually and on behalf of all others similarly situated (collectively, the "Richmond County Plaintiffs), filed a lawsuit against the Company, BCBSGA, James L. Laboon, Jr., Fred L. Tolbert, Jr., Richard
D. Shirk, James E. Albright, W. Daniel Barker, Elizabeth W. Camp, Louis H. Felder, M.D., Edward M. Gillespie, Joseph D. Greene, Mel H. Gregory, Jr., Frank
J. Hanna, III, R. Pierce Head, Jr., Charles H. Keaton, James H. Leigh, Jr., M.D., Julia L. Mitchell-Ivey, Charles R. Underwood, M.D., W. Jerry Vereen, A. Max Walker, Dan H. Willoughby, M.D., Joe M. Young, and John B. Zellars (collectively, the "Defendant Directors") in the Superior Court of Richmond County ("the Court of Richmond"), State of Georgia, bearing Civil Action File No. 98-RCCV-806. In addition, the Richmond County Plaintiffs filed a Motion for Temporary Restraining Order and Interlocutory Injunctive Relief, which was heard and denied by the Court of Richmond on September 21, 1998. The Richmond County Plaintiffs identify themselves as four individuals who were entitled to receive shares of the Company's stock in connection with the conversion of BCBSGA from a non-profit corporation to a regular business corporation (the "Conversion"). The Richmond County Plaintiffs assert claims for specific performance, fraud, breach of provisions of the Insurance Code of Georgia, breach of fiduciary duty, and requested declaratory judgment and certification of a class action consisting of all persons who were "eligible subscribers" of BCBSGA as of February 1, 1996, and who did not become holders of Class A Stock of the Company. The Richmond County Plaintiffs allege that they and the members of the purported class are entitled to receive shares of Class A Stock in the Company. The Richmond County Plaintiffs allege alternatively that offering materials disseminated by BCBSGA during 1996 relating to Class A Stock of the Company contained materially misleading and deceptive statements and omissions and that the Richmond County Plaintiffs and the purported class members are entitled to an award of damages in excess of $100 million. The Richmond County Plaintiffs also assert derivative causes of action against the Defendant Directors alleging that the Defendant Directors breached fiduciary duties by, among other things, approving the placement and issuance of Class B Stock in the Company during 1996, the issuance of Class A Stock in the Company, the settlement of the Let's Get Together, Inc. et al. v. Insurance Commissioner, et al., Civil Action E-61714 (Superior Court of Fulton County, Georgia) lawsuit, and certain management compensation. On October 28, 1998, the Company and BCBSGA filed answers. Defendant Directors need not file responsive pleadings until later. On December 9 and 10, 1998, a hearing was held on the plaintiffs' request for declaratory ruling on the issue of whether plaintiffs are properly shareholders of the Company and on December 17, 1998, the Superior Court ruled in favor of the plaintiffs. The Company filed an appeal with the Georgia Supreme Court which accepted jurisdiction and granted expedited treatment to the appeal. Oral argument was heard on March 8, 1999. On May 3, 1999, the Georgia Supreme Court reversed the ruling of the Richmond County Superior Court, holding that the Richmond County Superior Court erred in considering and ruling upon the plaintiffs' claims. The Georgia Supreme Court found that the Commissioner of Insurance of the State of Georgia (the "Georgia Commissioner") had properly exercised his broad power of review over the Conversion and that sufficient administrative remedies with the Georgia Commissioner had been available to the plaintiffs during and following the Conversion. The ruling confirms that only those eligible subscribers who returned the necessary election form to become holders of Class A Stock in connection with the Conversion are properly holders of Class A Stock as a result of the Conversion. The plaintiffs may file with the Georgia Supreme Court a motion for reconsideration of this decision any time through May 13, 1999. Thereafter, if no motion is filed, or if filed and denied, the Georgia Supreme Court's order will be remitted to the Richmond County Court, the injunction will be lifted and the Company will then be free to complete and mail the Proxy Statement/Prospectus to its Class A shareholders. If such a motion for reconsideration is filed and granted, the Company anticipates that there would be a further hearing by the Georgia Supreme Court on this matter, with an additional decision.

The Company's Board of Directors has appointed a Special Litigation Committee to review the derivative claims. On April 14, 1999, the Special Litigation Committee reported to the Board of Directors that it had concluded that the derivative claims were without substance. On May 5, 1999, the Company also filed motions with the Richmond

County Court to dismiss the remaining fraud claims of the named plantiffs. Management of the Company believes the case to be without merit and, in any event, believes that its impact, if any, on the assets of the Company would not be material.

In the normal course of business, the Company is involved in and subject to claims, contractual disputes and other uncertainties. Management, after reviewing with legal counsel all of these actions and proceedings, believes that the aggregate losses, if any, will not have a material effect on the Company's financial position or results of operations.

6.  SUBSEQUENT EVENTS

As described above at Note 5, on May 3, 1999, the Georgia Supreme Court rejected the claims of the Richmond County Plaintiffs, ruling that they had ample opportunity in the administrative process to challenge offering of shares in the conversion and did not do so.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

Premium revenues increased 25% to $349.6 million for the three months ended March 31, 1999 from $280.6 million for the three months ended March 31, 1998. HMO and POS premiums increased $40.2 million to $151.9 million for the three months ended March 31, 1999 primarily as a result of a 21% increase in membership and rate increases in the 1999 period. New sales, in-group growth, and to a lesser extent, migrations from traditional indemnity products into HMO and POS products, continued to drive HMO and POS insured membership growth to 375,000 members at March 31, 1999 from 310,000 members at March 31, 1998. HMO and POS products accounted for 43% of premium revenues at March 31, 1999, compared to 40% of premium revenues at March 31, 1998. Premium revenues for indemnity and PPO products increased $28.3 million to $193.3 million for the three months ended March 31, 1999 as a result of rate increases in 1999 and a 5% growth in the members served.

Management services revenue increased 21% to $32.7 million for the three months ended March 31, 1999 compared to $26.9 million for the three months ended March 31, 1998, due primarily to increased administrative fee revenue from services provided to self-funded employer groups, other third parties and network access fees from other Blue Cross Blue Shield plans. Self-funded employer group membership was 852,000 at March 31, 1999 compared to 890,000 at March 31, 1998 due to self-funded employer groups shifting to the national Interplan Teleprocessing System for Blue Cross Blue Shield plans.

Realized gains on the sale of marketable securities of $1.9 million for the three months ended March 31, 1999 were $1.1 million lower than gains realized for the three months ended March 31, 1998. The magnitude of realized gains in any period can fluctuate due to fixed income and equity market performance, as well as timing of individual sale transactions, which are subject to decisions made by the Finance Committee of the Company's Board of Directors or by individual investment portfolio managers. Results in one period are not necessarily indicative of results to be expected in the future.

The Company's medical loss ratio (benefits expense as a percentage of premium revenue) improved to 85.4% for the three months ended March 31, 1999 from 86.8% for the three months ended March 31, 1998. The loss ratio for HMO and POS products improved to 84.3% for the first quarter of 1999 from 85.2% for the first quarter of 1998; the loss ratio for indemnity and PPO products improved to 87.0% for the first quarter of 1999 from 88.5% for the comparable period of 1998. Loss ratios for the Company's products in 1999 improved over the same period a year ago as a result of 1999 rate increases, medical cost improvement actions and hospital contracting changes implemented in the last half of 1998.

Operating expenses increased 13% to $76.0 million for the first quarter of 1999 compared to the same period a year ago, while premium revenues increased 25%. Operating expenses included $1.0 million and $1.1 million for Year 2000 Readiness costs for the first quarter 1999 and 1998, respectively. Additionally, the 1999 period includes approximately $2.4 million in legal and other professional expenses related to the pending merger with WellPoint and the litigation referred to in Notes 5 and 6 of the Notes to Consolidated Financial Statements (Unaudited).

Operating expenses as a percentage of premium and management services revenue improved to 19.9% for the three months ended March 31, 1999 compared to 21.8% for the first quarter of 1998, due to a positive impact from premium increases in the first quarter 1999 being realized at a rate higher than operating expense increases.

The Company recorded tax expense of $3.7 million for the three months ended March 31, 1999 compared to a tax expense of $1.0 million for the three months ended March 31, 1998. The Company's effective tax rate in both periods consists primarily of federal alternative minimum tax and state income taxes, adjusted for the effect of other permanent book to tax differences, including non deductible expenses and losses from CHPN subsidiaries that are not expected to generate a tax benefit currently or in the foreseeable future.

As a result of the foregoing factors, net income increased to $10.3 million for the three months ended March 31, 1999 from $2.3 million for the three months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company has both short-term and long-term liquidity needs and has structured its investment portfolios accordingly. Short-term liquidity needs to fund operating costs, as well as payment obligations to its customers, are met from funds invested primarily in institutional money market accounts and short-term government agency notes. Assets not required for short-term liquidity needs are transferred to a portfolio of investments in the fixed income and equity markets. This portfolio, which provides reserves for future payment obligations and funds for long-term liquidity needs is managed by several independent advisory firms. The Company's investment policies are designed to provide liquidity to meet anticipated payment obligations, to preserve capital and to maximize yield in conformance with all regulatory requirements. Over $309.0 million of the Company's investment portfolio is held at its insurance subsidiaries and is invested subject to limitations prescribed by Georgia insurance statutes.

Net cash provided by operating activities amounted to $11.1 million for the three months ended March 31, 1999 compared to net cash provided by operating activities of $17.0 million for the same period in 1998. Because of the nature of the Company's business, current cash flows from operations for interim periods are not necessarily indicative of cash flows from operations expected for the entire year. The Company believes its future cash resources will be adequate to meet its operating requirements.

Capital Resources

The Company has analyzed its information technology assets and is executing a comprehensive plan to either modify or replace portions of its software and hardware so that those systems will properly function when processing information involving dates after 1999. Total year 2000 computer software readiness costs are estimated at $15.6 million and are being funded through operating cash flows. Through March 31, 1999, the Company has incurred $5.1 million in capital expenditures and has expensed $7.8 million as renovation expenses when incurred, with $1.0 million expensed in the 1999 period. Remaining Year 2000 capital expenditures and renovation expenses are estimated at $1.9 million and $0.8 million, respectively.

The Company anticipates that the principal elements of its future capital requirements are information technology needs, product development, development of potential medical access points, equity contributions to its CHPN joint ventures and other subsidiaries and strategic acquisitions. The Company believes future capital requirements can be met with a combination of (i) the Company's current resources, (ii) cash flows from operations, (iii) borrowings and (iv) potential debt or equity offerings. Management believes that the consummation of the Merger will provide the Company with significant additional capital alternatives.

Year 2000 Computer Software Readiness

All companies that operate on mature computer software programs face the difficult task of how to reprogram or replace their existing systems, which have protocols that address dates in terms of two digits rather than four to define the applicable year. Date sensitive software may recognize a date using "00" as the year 1900 instead of the year 2000 (the "Year 2000 Issue"). The Company has analyzed its systems and is executing a comprehensive plan to either modify or replace portions of its software and hardware so that those systems will properly function when processing information involving dates beyond December 31, 1999. The Company's plans to resolve the Year 2000 Issue involve the following phases: (1) awareness and assessment, which includes identification of significant business processes, facilities and third party dependencies requiring a Year 2000 solution; (2) renovation, which includes updating and modifying critical systems and business processes; (3) validation, which includes testing of systems that have been updated or modified; (4) implementation, which includes placing systems into production and comprehensive testing to identify and resolve any remaining Year 2000 issues and (5) contingency planning.

During 1997, the Company began its assessment of all systems that could be significantly affected by the Year 2000 Issue. Detailed plans for renovation were finalized in early 1998. The Company is scheduled to complete its certification of Year 2000 renovation efforts by November 1, 1999 based on mandated testing requirements from the Health Care Financing Administration ("HCFA"), Federal Employees Program ("FEP"), and the Blue Cross Blue Shield Association. A more detailed description and status of Year 2000 activities as of April 30, 1999 follows:

- The Company's data center is already Year 2000 compliant; the Company anticipates that all client server, desk top computers and software, telephone and voice mail systems will be compliant by the end of June 1999.
- The Company's claims processing, membership billing and primary payment system, which currently handles over 70% of the Company's membership, is renovated; certification testing and production implementation is scheduled for completion by the end of June 1999.
- The claims processing system for approximately 27% of the Company's membership (representing the non-HMO membership for one of its largest customers) is in the process of renovation and is scheduled for production implementation by the end of August 1999. Certification testing will be complete by November 1, 1999.
- Expanded certification testing for the Company's other large customers, including the FEP and for the national Interplan Teleprocessing System
         (ITS) for BCBS plans will continue through November 1, 1999.
- Medicare Part A processing system is renovated. Final certification testing with HCFA will continue through November 1, 1999.
- Electronic data interchange testing and implementation is scheduled for completion during the third quarter.
- During April 1999, the Company assessed certain other applications that were initially identified as systems which did not require a Year 2000 solution to determine if circumstances have changed such that a Year 2000 solution would now be required. All identified systems will be renovated and tested by the end of the third quarter.
- Security systems and elevators in leased and owned facilities have been certified by outside parties as Year 2000 compliant.

The Company utilizes both internal and external resources to renovate, replace, test and implement the software and equipment to satisfy Year 2000 requirements. The total cost of the Year 2000 changes is estimated at $15.6 million and is being funded through operating cash flows. Through March 31, 1999, the Company has incurred $5.1 million in capital expenditures and has expensed $7.8 million with $1.0 million expensed in the 1999 period. Remaining Year 2000 costs are estimated at $2.7 million and include $0.8 million of renovation expense. The increase from $13.0 million, as reported in the Company's Form 10-K for the year ended December 31, 1998, to $15.6 million relates to more complete cost estimates for the renovation of the Company's largest customer and recently identified incremental benefit design changes for a major customer that require a Year 2000 solution. Costs of new software and hardware are included in capital expenditures and will be amortized over three to five years.

The Company conducts business electronically with certain external parties, including suppliers, customers, physicians, hospitals, financial infrastructures and communications service companies. The Company has contacted substantially all of the external parties with which it interacts to determine Year 2000 compliance issues. Certification testing with external parties began in January 1999. Over 50% of the physicians and hospitals that provide health care services to the Company's 1.6 million members reported that they were Year 2000 ready at the end of March 1999. Certification testing of interfaces with vendors, suppliers, physicians and hospitals will continue through October. The Company is also dependent on interfaces with several government agencies, including HCFA and FEP. Although the Company continues to monitor the Year 2000 readiness of significant external parties, it cannot guarantee that the systems of external parties upon which the Company depends will be Year 2000 ready.

Additionally, the Company uses external money managers to manage its investment portfolio of publicly traded bonds and equity securities. Historically, the Company has been dependent on its investment advisors to timely monitor performance of its investment portfolio against predetermined benchmarks. The effect of Year 2000 non-compliance by its investment advisors, any of the national securities exchanges, certain financial institutions or the corporations in which the Company has either a bond or stock investment is not determinable. Non-compliance by these entities could have a material impact on the Company's investment earnings which have accounted for a significant portion of operating income over the last five years.

The Company has received independent reviews from third parties of all its Year 2000 compliance activities. At this time, neither the third party reviews nor the Company's reviews have identified any business function which would suffer from Year 2000 problems, if the Year 2000 plan is successfully implemented. However, failure by the Company or a critical third party business partner to correct a material Year 2000 problem could result in an interruption in the Company's business activities and operations. Due to the general uncertainty inherent in Year 2000 Issues, especially as the uncertainty relates to the readiness of third parties, there can be no assurances that all potential problems will be mitigated by the Company's Year 2000 readiness program. The Company cannot determine the level of financial exposure relating to the possibility of the inability of the Company or third party business partners to address all pertinent Year 2000 issues.

In late 1998, the Company began contingency planning with a third party consulting group in the event that all phases of its Year 2000 plan are not completed. Risk mitigation actions will be identified by mid 1999. For those risks which cannot be mitigated, the Company expects to identify specific contingency actions by September 1999. Due to increased requirements for contingency planning as required by HCFA, testing of the contingency plan has been scheduled for completion during third quarter 1999.

The projected cost of the Year 2000 program and the expected completion dates are based on management's best estimates, using numerous assumptions about future events. The estimates may be updated as additional information becomes available. There can be no guarantee that these estimates will be achieved; actual results could differ materially from expected results.

COMMITMENTS AND CONTINGENCIES

See the description under the same caption in Note 5 to the Notes to Consolidated Financial Statements (Unaudited), which description is incorporated herein by reference.

FORWARD-LOOKING STATEMENTS

The matters discussed in this Form 10-Q contain certain forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, that represent the Company's expectations or beliefs including, without limitation, statements concerning future revenue, future investment earnings and value and certain Year 2000 information. Such statements involve risk and uncertainties that may cause actual results to differ materially from those implied in this Form 10-Q. Among other things, these risks and uncertainties include: the need to accurately predict health care costs and the ability to control future health care costs through product and benefit design, underwriting criteria, utilization management and negotiation of favorable provider and hospital contracts; changes in mandated benefits, utilization rates, demographic characteristics, health care practices, inflation, new pharmaceuticals and technologies, clusters of high-cost cases, response to the regulatory environment and numerous other factors that are beyond the Company's control and may adversely affect its ability to predict and control health care costs and claims; periodic renegotiation of hospital and other provider contracts coupled with continued consolidation of physician, hospital and other provider groups which may result in increased health care costs, limit the Company's ability to negotiate favorable rates and control costs and subject the Company to increased credit risk or risks of network stability related to provider groups; competitive pressure to contain premium prices; fiscal concerns regarding the continued viability of government-sponsored programs such as Medicare and the potential of decreasing reimbursement rates for these programs; and any other limitations on the Company's ability to increase or maintain its premium levels, design products, select underwriting criteria or negotiate competitive provider contracts. Other risk factors are described in the Company's other Securities and Exchange Commission reports and filings.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

With a primary emphasis on protection of capital, the Board of Directors-approved investment guidelines seek appropriate asset distribution, diversification of risk, and use of professional external money managers to manage levels of risk. The Company maintains two investment portfolios. The Company does not hold derivative financial instruments or derivative commodity instruments in either portfolio and has no foreign currency exposure. The Company is subject to market risk exposure associated with changes in interest rates and equity prices in its investment portfolios. A sensitivity analysis to measure potential losses in the market value of the Company's fixed income and equity investments in both portfolios (both portfolios are classified as other than trading) indicates the following market risk exposures:

         As of March 31, 1999, approximately 75.8% of the value ($240.2 million) of the consolidated portfolios was held in financial instruments with fixed maturities. The primary market risk exposure is to changes in interest rates. An immediate one percentage point decrease in interest rates would increase the net aggregate market value of the fixed income portfolio by $9.0 million. An immediate one percentage point increase in interest rates would decrease the net aggregate market value of the fixed income portfolio by $9.0 million. Corporate Treasury manages interest rate exposure by maintaining a short duration in its fixed income portfolio. The modeling technique used by the Company considers the net present value of cash flows (including duration estimates). Short-term debt instruments, approximately 1.4% of the value ($4.4 million) of the consolidated portfolios, with a fair value equal to their cost are excluded from the aggregate net market value market risk exposure analysis.

         The fair value of the common equity portfolio, excluding investments in affiliated entities (2.1% of the common equity portfolio), was $70.7 million as of March 31, 1999. The equity portfolio is highly diversified and limited to high quality domestic dividend paying stocks. The primary market risk exposure is therefore an overall decline in market prices for balanced portfolios composed of the equity securities of seasoned domestic companies. Assuming an immediate 10% decrease in each equity security price, the hypothetical pre-tax loss in fair value is $7.3 million. Likewise, assuming an immediate 10% increase in each equity security price, the hypothetical pre-tax gain in fair value is $7.3 million. The Company's unrealized net gains and losses are recorded net of taxes as accumulated other comprehensive income in the Shareholders' equity section of the accompanying Consolidated Financial Statements at Item 1 of this Form 10-Q.

The Company does not anticipate any material change in primary market risk exposure during the remainder of 1999.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Note 5 of the Notes to Consolidated Financial Statements (Unaudited) in Part I,
Item 1 regarding the lawsuit filed on December 17, 1998 in the Superior Court of Bartow County by six plaintiffs on behalf of themselves and all others similarly situated is incorporated herein by reference.

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

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT
NUMBER                           DESCRIPTION
------                           -----------

2.1      Agreement and Plan of Merger, dated July 9, 1998, by and among Cerulean
         Companies, Inc., WellPoint Health Networks, Inc. and Water Polo
         Acquisition Corp.1

3.1      Amended Articles of Incorporation of Cerulean Companies, Inc.2

3.2      Bylaws of Cerulean Companies, Inc. 3

4.1      Stock Escrow Agreement among Cerulean Companies, Inc., Blue Cross and
         Blue Shield of Georgia, Inc. and SunTrust Bank, Atlanta.3

4.2      Specimen form of Class A Convertible Common Stock certificate.3

27       Financial Data Schedule.*

-------------
*This exhibit is filed herewith.
(1) The Appendix A of Form S-4, Registration No. 333-64955, filed by WellPoint Health Networks, Inc. on September 30, 1998 is incorporated herein by reference.
(2) This exhibit to Form 10-Q filed on November 13, 1998 is incorporated herein by reference.
(3) This exhibit to Form S-1, Registration No. 333-2796, filed on March 27, 1996 and subsequent amendments is incorporated herein by reference.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CERULEAN COMPANIES, INC.
                                               Registrant


Date:    May 13, 1999              By: /s/ Richard D. Shirk
                                       -----------------------------------------
                                       Richard D. Shirk, President and
                                       Chief Executive Officer




Date:    May 13, 1999              By: /s/ John A. Harris
                                       -----------------------------------------
                                       John A. Harris, Treasurer