Form 10-Q
period 1999-06-30
CERULEAN COMPANIES INC
filed 1999-08-16
CIK 1009912

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-Q



[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended             JUNE 30, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from _______________  to  _________________


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

                 YES    [X]               NO     [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class: Class A Convertible Common Stock, no par value, $0.01 stated value. Outstanding as of August 6, 1999 - 409,552 shares

                            CERULEAN COMPANIES, INC.
                                    FORM 10-Q
                                  JUNE 30, 1999

                                      INDEX


                                                                                                    PAGE
                                                                                                   NUMBER
                                                                                                   ------
  PART I.         FINANCIAL INFORMATION
                  ----------------------

                  Item 1.      Consolidated Financial Statements

                               Consolidated Balance Sheets as of June 30, 1999 and December        Page 3
                                 31, 1998

                               Consolidated Statements of Income for the Three and Six             Page 4
                                 Months Ended June 30, 1999 and 1998

                               Consolidated Statements of Comprehensive Income for the             Page 4
                                 Three and Six Months Ended June 30, 1999 and 1998

                               Consolidated Statements of Cash Flows for the Three and Six         Page 5
                                 Months Ended June 30, 1999 and 1998

                               Notes to Consolidated Financial Statements                          Page 6

                  Item 2.      Management's Discussion and Analysis of Financial Condition         Page 10
                                 and Results of Operations

                  Item 3.      Quantitative and Qualitative Disclosure About Market Risk           Page 16

  PART II.        OTHER INFORMATION
                  -----------------

                  Item 1.      Legal Proceedings                                                   Page 17

                  Item 2.      Changes in Securities                                               Page 17

                  Item 3.      Defaults Upon Senior Securities                                     Page 17

                  Item 4.      Submission of Matters to a Vote of Security Holders                 Page 17

                  Item 5.      Other Information                                                   Page 18

                  Item 6.      Exhibits and Reports on Form 8-K                                    Page 18

                               Signatures                                                          Page 19

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                            CERULEAN COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                                     JUNE 30,        DECEMBER 31,
                                                                                       1999              1998
                                                                                   ------------------------------
                                                                                   (UNAUDITED)
ASSETS
Investments:
   Fixed maturities:
     Available-for-sale, at fair value (amortized cost: $246,156,377;
       $235,441,231)                                                               $241,737,743      $239,548,185
   Equity securities, at fair value (cost: $51,045,895; $55,866,571)                 71,910,131        76,906,525
   Short-term investments, at fair value (cost: $325,000; $9,215,878)                   325,000         9,215,878
                                                                                   ------------------------------
       Total investments                                                            313,972,874       325,670,588

Cash and cash equivalents                                                            72,779,171        52,159,196
Accounts receivable                                                                  68,938,830        61,777,995
Reimbursable portion of estimated benefit liabilities                                51,992,000        47,816,000
FEP assets held by agent                                                             38,786,536        38,786,536
Property and equipment                                                               38,553,215        36,898,538
Other assets                                                                         25,742,152        24,232,739
                                                                                   ------------------------------
       Total assets                                                                $610,764,778      $587,341,592
                                                                                   ==============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Estimated benefit liabilities                                                   $193,455,313      $184,075,293
   Unearned premiums                                                                 11,045,998        16,077,960
   FEP stabilization reserve                                                         38,786,536        38,786,536
   Accounts payable and accrued expenses                                             54,508,477        43,893,056
   Other liabilities                                                                 43,544,335        42,184,663
                                                                                   ------------------------------
       Total liabilities                                                            341,340,659       325,017,508
                                                                                   ------------------------------

Mandatorily redeemable preferred stock:
   Class B Convertible Preferred Stock, no par value
     Authorized, issued and outstanding, 49,900 shares at June 30, 1999 and
       December 31, 1998; aggregate liquidation preference $49,900,000;
       aggregate mandatory redemption, $44,910,000                                   46,645,042        46,645,042
                                                                                   ------------------------------

Shareholders' equity:
   Blank Preferred Stock, no par value
     Authorized and unissued 100,000,000 shares                                              --                --
   Series A Preferred Stock, no par value, $0.01 stated value
     Authorized and unissued 64,000 shares                                                   --                --
   Class A Convertible Common Stock, no par value, $0.01 stated value
     Authorized 50,000,000 shares; issued and outstanding 409,527 and
       409,392 shares at June 30, 1999 and December 31, 1998, respectively                4,095             4,094
   Additional paid-in capital                                                        45,188,422        45,188,422
   Common Stock, no par value
     Authorized and unissued 100,000,000 shares                                              --                --
   Stock warrants exercisable                                                        29,968,000        29,968,000
   Accumulated other comprehensive income (unrealized appreciation on
     securities, net of taxes)                                                       12,984,602        19,596,908
   Retained earnings                                                                134,633,958       120,921,618
                                                                                   ------------------------------
       Total shareholders' equity                                                   222,779,077       215,679,042
   Commitments and contingencies (Note 6)                                                    --                --
                                                                                   ------------------------------
       Total liabilities and shareholders' equity                                  $610,764,778      $587,341,592
                                                                                   ==============================


See accompanying notes.

                            CERULEAN COMPANIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED


                                               THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                1999               1998               1999               1998
                                            ------------      -------------       ------------      -------------
Revenues:
   Premium revenue                          $366,245,563      $ 276,121,025       $715,883,882      $ 556,681,235
   Management services revenue                38,172,226         27,232,001         70,833,388         54,127,756
   Investment and other income                 5,455,681          4,217,262         10,180,028          8,015,859
   Realized gains                              3,118,176          3,082,521          4,981,638          6,084,367
                                            ------------      -------------       ------------      -------------
     Total revenues                          412,991,646        310,652,809        801,878,936        624,909,217
Benefits expense                             330,217,669        232,456,376        628,844,611        475,878,746
Operating expenses                            75,878,830         69,035,171        151,865,119        136,127,774
                                            ------------      -------------       ------------      -------------
Operating income                               6,895,147          9,161,262         21,169,206         12,902,697
Endowment of a non-profit
   foundation (Note 3)                                --        (76,157,000)                --        (76,157,000)
Non-operating income                              63,750             63,750            127,500            127,500
                                            ------------      -------------       ------------      -------------
Income (loss) before income taxes
   and minority interests                      6,958,897        (66,931,988)        21,296,706        (63,126,803)
Income tax expense (benefit)
    (Note 4)                                   1,376,000         (1,867,000)         5,030,000           (834,000)
Minority interest in losses (earnings)
   of joint venture investments                  536,366         (1,396,876)           106,968         (1,895,374)
                                            ------------      -------------       ------------      -------------
     Net income (loss)                      $  6,119,263      $ (66,461,864)      $ 16,373,674      $ (64,188,177)
                                            ============      =============       ============      =============


See accompanying notes.

                            CERULEAN COMPANIES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    UNAUDITED


                                          THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                            1999               1998               1999               1998
                                        -----------       ------------       ------------       ------------
Net income (loss)                       $ 6,119,263       $(66,461,864)      $ 16,373,674       $(64,188,177)
Other comprehensive income (loss),
   net of tax:
Unrealized holding (losses) gains
   arising during period, net of
   reclassification adjustment for
   gains included in net income of
   $2,494,541, $2,446,017,
   $3,985,310 and $4,867,494,
   respectively                          (3,035,990)          (822,952)        (6,612,306)         3,091,231
                                        -----------       ------------       ------------       ------------
Comprehensive income (loss)             $ 3,083,273       $(67,284,816)      $  9,761,368       $(61,096,946)
                                        ===========       ============       ============       ============


See accompanying notes.

                            CERULEAN COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                                           SIX MONTHS ENDED JUNE 30,
                                                                            1999                1998
                                                                       -------------       -------------
  OPERATING ACTIVITIES
  Net income (loss)                                                    $  16,373,674       $ (64,188,177)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Non-cash and non-operating items:
       Endowment of a non-profit foundation                                       --          76,157,000
       Depreciation                                                        4,958,062           5,325,521
       Amortization                                                          366,449             135,007
       Uncollectible receivables                                             934,196           1,237,249
       Gain on sale of investments                                        (4,981,638)         (6,084,367)
       Loss on sale of property and equipment                                490,317              34,972
       Non-operating income                                                 (127,500)           (127,500)
    (Increase) decrease in certain assets:
       Accounts receivable                                                (8,095,031)          3,202,242
       Reimbursable portion of estimated benefit liabilities              (4,176,000)            125,487
       Other assets                                                          579,587          (7,465,315)
    Increase (decrease) in certain liabilities:
       Estimated benefit liabilities                                       9,380,020          20,394,033
       Unearned premiums                                                  (5,031,962)           (785,985)
       Accounts payable and accrued expenses                              10,615,421           7,419,628
       Other liabilities                                                  (1,301,661)          4,559,122
       Minority interest in sale of stock warrants by a                     (122,500)           (122,500)
         subsidiary                                                    -------------       -------------
  Net cash provided by operating activities                               19,861,434          39,816,417

  INVESTING ACTIVITIES
  Investments available-for-sale:
       Investments purchased                                             (99,580,662)       (141,372,364)
       Investments sold or matured                                       107,192,259         123,047,212
  Property and equipment purchased                                        (7,118,403)         (7,288,532)
  Property and equipment sold                                                 15,347              54,138
                                                                       -------------       -------------
  Net cash provided by (used in) investing activities                        508,541         (25,559,546)

  FINANCING ACTIVITIES
  Sale of stock warrants by a subsidiary                                     250,000             250,000
  Repayment of notes payable                                                      --          (3,500,000)
                                                                       -------------       -------------
  Net cash provided by (used in) financing activities                        250,000          (3,250,000)
                                                                       -------------       -------------

  Increase in cash and cash equivalents                                   20,619,975          11,006,871
  Cash and cash equivalents at beginning of period                        52,159,196          35,001,855
                                                                       -------------       -------------
  Cash and cash equivalents at end of period                           $  72,779,171       $  46,008,726
                                                                       =============       =============

See accompanying notes.

                            CERULEAN COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                    UNAUDITED

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

2. EARNINGS PER SHARE

Earnings per share are omitted because such data is not meaningful at the present time due to the possible dilutive events that will occur prior to the conversion of the Class A Convertible Common Stock (the "Class A Stock") or the Class B Convertible Preferred Stock. Presently there is no market for the Class A Stock or any equity securities of the Company.

3.  JUNE 30, 1998 RESTATEMENT

During June 1998, the Company recorded a nonrecurring charge of $54.4 million related to the endowment of a non-profit foundation under the terms of a lawsuit settlement concerning the conversion of the Company to a for-profit corporation, which, at that time, represented management's best judgment of the fair value as of the date of the settlement. In connection with the Company's proposed merger with WellPoint Health Networks, Inc., the staff of the Securities and Exchange Commission ("the Staff") reviewed the transaction during fourth quarter 1998. Subsequently, the Company concluded with the Staff that the fair value determination of the endowment should be revised to $76.2 million. As a result, the financial statements for the three months and six months ended June 30, 1998 have been restated to reflect the change in fair value.

4.  INCOME TAXES

The Company's income tax expense consisted primarily of federal alternative minimum tax in all periods. The effective tax rates (excluding the effect of the endowment of a non-profit foundation) for the periods are impacted by CHPN subsidiaries which incur taxes at a 34% rate and which do not join in the filing of the Company's consolidated tax return, state income taxes and other permanent book to tax differences, including non-deductible expenses.

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

The Company's premium revenue and management services revenue by primary product groups are as follows:



                                                THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                  1999              1998              1999              1998
                                              ------------------------------------------------------------------
Indemnity and PPO insurance products and
   services                                   $235,494,194      $172,467,977      $456,970,843      $360,893,723
HMO and POS insurance products and
   services                                    164,409,352       126,574,066       320,730,288       241,739,498
Life insurance and other products and
   services                                      4,514,243         4,310,983         9,016,139         8,175,770
                                              ------------------------------------------------------------------
   Total                                      $404,417,789      $303,353,026      $786,717,270      $610,808,991
                                              ==================================================================

6. COMMITMENTS AND CONTINGENCIES

PROPOSED MERGER

On July 9, 1998, the Company entered into an agreement and plan of merger (the "Merger Agreement") with WellPoint Health Networks Inc. ("WellPoint") and a subsidiary of WellPoint. As of July 9, 1999, the parties agreed upon an extension of the Merger Agreement until October 15, 1999 and, under certain circumstances, December 31, 1999. Pursuant to the Merger Agreement, the Company will become a wholly-owned subsidiary of WellPoint. On June 25, 1999, the shareholders of the Company approved the transaction. Finalization of the transaction is subject to, among other things, the approval of the Commissioner of Insurance of the State of Georgia (the "Georgia Commissioner"), the approval of the Blue Cross and Blue Shield Association and certain approvals of the Health Care Financing Administration. The Company expects that the Commissioner will schedule a public hearing during August or September. Upon closing the transaction, shareholders of the Company will exchange their shares for WellPoint shares or cash in a transaction valued at $500 million.

LEGAL PROCEEDINGS

On December 17, 1998, Plaintiffs Rickey Underhill, Jim Kerscher, Janice Young, Richard Collins, Greg Lane and Keith Page, individually and on behalf of all others similarly situated (collectively, the "Bartow County Plaintiffs"), filed a lawsuit against the Company and BCBSGA in the Superior Court of Bartow County ("the Court of Bartow"), State of Georgia, bearing Civil Action File No. CV98-2656. The Bartow County Plaintiffs identify themselves as six individuals who were entitled to receive shares of the Company's stock in connection with the conversion of BCBSGA from a non-profit corporation to a regular business corporation. The Bartow County Plaintiffs assert claims for specific performance, breach of provisions of the Insurance Code of Georgia, and request declaratory judgment and certification of a class action consisting of all persons who were "eligible subscribers" of the Company on September 1, 1995, but who did not become holders of Class A Stock of the Company because their eligible coverage terminated prior to February 1, 1996. The Bartow County Plaintiffs allege that they and the members of the purported class are entitled to receive shares of Class A Stock in the Company. The Bartow County Plaintiffs allege alternatively that offering materials disseminated by BCBSGA during 1996 relating to Class A Stock of the Company were not disseminated to the Bartow County Plaintiffs and that the Bartow County Plaintiffs and the purported class members are entitled to an award of damages in excess of $2.5 million. On January 28, 1999, the Company and BCBSGA filed answers and a motion to dismiss. On March 11, 1999, counsel to the Company and BCBSGA argued the motion to dismiss. On June 23, 1999, the Bartow County Plaintiffs dismissed their complaint without prejudice. On June 23, 1999, the Bartow County Plaintiffs filed a Petition for Declaratory Ruling (the "Bartow County Petition") before the Georgia Commissioner. The Bartow County Petition seeks a declaration that the Bartow County Plaintiffs should have been issued shares of Class A Stock. On July 12, 1999, the Company and BCBSGA filed their Statement of Interested Parties in opposition to the Bartow County Petition. On August 5, 1999, BCBSGA and the Company filed their Supplemental Statement of Interested Parties. On August 10, 1999, the Georgia Commissioner entered an order denying the Bartow County Plaintiffs' Bartow County Petition. Management of the Company believes the case to be without merit and, in any event, believes that its impact on the assets of the Company, if any, would not be material.

On September 18, 1998, Plaintiffs Allen Saravuth, Nga Nguyen, Chansamone Sengsavath and Fatana Pirzad, individually and on behalf of all others similarly situated (collectively, the "Richmond County Plaintiffs"), filed a lawsuit against the Company, BCBSGA, James L. Laboon, Jr., Fred L. Tolbert, Jr., Richard
D. Shirk, James E. Albright, W. Daniel Barker, Elizabeth W. Camp, Louis H. Felder, M.D., Edward M. Gillespie, Joseph D. Greene, Mel H. Gregory, Jr., Frank
J. Hanna, III, R. Pierce Head, Jr., Charles H. Keaton, James H. Leigh, Jr., M.D., Julia L. Mitchell-Ivey, Charles R. Underwood, M.D., W. Jerry Vereen, A. Max Walker, Dan H. Willoughby, M.D., Joe M. Young, and John B. Zellars (collectively, the "Defendant Directors") in the Superior Court of Richmond County ("the Court of Richmond"), State of Georgia, bearing Civil Action File No. 98-RCCV-806. In addition, the Richmond County Plaintiffs filed a Motion for Temporary Restraining Order and Interlocutory Injunctive Relief, which was heard and denied by the Court of Richmond on September 21, 1998. The Richmond County Plaintiffs identify themselves as four individuals who were entitled to receive shares of the Company's stock in connection with the conversion of BCBSGA from a non-profit corporation to a regular business corporation (the "Conversion"). The Richmond County Plaintiffs assert claims for specific performance, fraud, breach of provisions of the Insurance Code of Georgia, breach of fiduciary duty, and requested declaratory judgment and certification of a class action consisting of all persons who were "eligible subscribers" of BCBSGA as of February 1, 1996, and who did not become holders of Class A Stock of the Company. The Richmond County Plaintiffs allege that they and the members of the purported class are entitled to receive shares of Class A Stock in the Company. The Richmond County Plaintiffs allege alternatively that offering materials disseminated by BCBSGA during 1996 relating to Class A Stock of the Company contained materially misleading and deceptive statements and omissions and that the Richmond County Plaintiffs and the purported class members are entitled to an award of damages in excess of $100 million. The Richmond County Plaintiffs also assert derivative causes of action against the Defendant Directors alleging that the Defendant Directors breached fiduciary duties by, among other things, approving the placement and issuance of Class B Stock in the Company during 1996, the issuance of Class A Stock in the Company, the settlement of the Let's Get Together, Inc. et al. v. Insurance Commissioner, et al., Civil Action

LEGAL PROCEEDINGS

E-61714 (Superior Court of Fulton County, Georgia) lawsuit, and certain management compensation. On November 9, 1998, Harrell Tiller, Charlie Deal and Olean Lokey joined the case as additional named plaintiffs. On December 9 and 10, 1998, a hearing was held on the plaintiffs' request for declaratory ruling on the issue of whether plaintiffs are properly shareholders of the Company and on December 17, 1998, the Superior Court ruled in favor of the plaintiffs. The Company filed an appeal with the Georgia Supreme Court which accepted jurisdiction and granted expedited treatment to the appeal. The Company's Board of Directors appointed a Special Litigation Committee to review the derivative claims. On April 14, 1999, the Special Litigation Committee reported to the Board of Directors that it had concluded that the derivative claims were without substance. On May 3, 1999, the Georgia Supreme Court reversed the ruling of the Richmond County Superior Court, holding that the Richmond County Superior Court erred in considering and ruling upon the plaintiffs' claims. The Georgia Supreme Court found that the Georgia Commissioner had broad power of review over the Conversion and that sufficient administrative remedies with the Georgia Commissioner had been available to the plaintiffs during and following the Conversion.

The Richmond County Plaintiffs did not file a motion for reconsideration of the Georgia Supreme Court's decision. On May 5, 1999, BCBSGA and the Company filed motions for summary judgment on the Richmond County Plaintiffs' fraud claims. On May 20, 1999, the Company and BCBSGA filed a motion for entry of judgment on all remaining counts of the Richmond County Plaintiffs' Complaint. Those motions remain pending before the Court. On July 29, 1999, the Court of Richmond entered an order dismissing all claims against the Defendant Directors without prejudice.

On May 17, 1999, Harrell Tiller, Charlie Deal and Olean Lokey, who were among the Richmond County Plaintiffs, filed two separate Petitions for Declaratory Ruling (the "Petitions") before the Georgia Commissioner, seeking a declaration from the Georgia Commissioner that they, and others similarly situated, should have been issued shares of Class A Stock. On June 22, 1999, the Georgia Commissioner entered orders on the Petitions denying the relief sought. On June 22, 1999, Harrell Tiller, Charlie Deal and Olean Lokey filed two separate proceedings in the Court of Richmond. In these cases, styled In Re: Harrell Tiller, individually and on behalf of all others similarly situated v. Commissioner of Insurance of the State of Georgia, Civil Action No. 1999-RCCV-471 and In Re: Charlie Deal and Olean Lokey, individually and on behalf of all others similarly situated v. Commissioner of Insurance of the State of Georgia, Civil Action No. 1999-RCCV-470, the Petitioners seek judicial review of the decisions of the Georgia Commissioner of June 22, 1999 (the "Judicial Review Proceedings"). The Judicial Review Proceedings remain pending. Management of the Company believes the case to be without merit and, in any event, believes that its impact, if any, on the assets of the Company would not be material.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Premium revenues increased $90.1 million to $366.2 million for the three months ended June 30, 1999 from $276.1 million for the three months ended June 30, 1998. HMO and POS premiums increased $36.8 million to $159.2 million for the three months ended June 30, 1999 primarily as a result of a 20% increase in membership and rate increases in the 1999 period. HMO and POS insured membership grew to 385,000 members at June 30, 1999 from 321,000 members at June 30, 1998. Premium revenues for indemnity and PPO products increased $53.1 million to $202.7 million for the three months ended June 30, 1999 as a result of rate increases in 1999 and a 7% growth in the members served.

Management services revenue increased $10.9 million to $38.2 million for the three months ended June 30, 1999 compared to $27.2 million for the three months ended June 30, 1998, due primarily to increased administrative fee revenue from services provided to self-funded employer groups and other third parties and network access fees from other Blue Cross Blue Shield plans.

Realized gains on the sale of marketable securities were $3.1 million in both the three months ended June 30, 1999 and 1998. The magnitude of realized gains in any period can fluctuate due to fixed income and equity market performance, as well as timing of individual sale transactions, which are subject to decisions made by the Finance Committee of the Company's Board of Directors or by individual investment portfolio managers. Results in one period are not necessarily indicative of results to be expected in the future.

The Company's medical loss ratio (benefits expense as a percentage of premium revenue) increased to 90.2% for the three months ended June 30, 1999 from 84.2% for the three months ended June 30, 1998. The loss ratios for all of the Company's products increased in the 1999 second quarter compared to the same quarter a year ago, due to higher cost trends identified during the second quarter 1999 for certain 1999 incurred claims and a change in claims payment patterns. Under new Georgia legislation ("House Bill #159") effective July 1, 1999, all insurance companies in Georgia will be required to pay interest to providers on certain defined claims that take longer than 15 business days to process. Management of the Company took actions during the second quarter to accelerate the payment of routine claims and to clear aged claims.

Operating expenses increased 10% to $75.9 million for the second quarter of 1999 compared to the same period a year ago, while premium and management services revenues increased 33%. As a result, operating expenses as a percentage of premium and management services revenue improved to 18.8% for the three months ended June 30, 1999 compared to 22.8% for the second quarter of 1998. Operating expenses included $0.9 million and $1.2 million for Year 2000 Readiness costs for the second quarter of 1999 and 1998, respectively. Additionally, the 1999 period includes legal and other professional expenses related to the pending merger with WellPoint and the litigation referred to in Note 6 of the Notes to Consolidated Financial Statements (Unaudited).

On July 8, 1998, the Company entered into a stipulation and agreement of settlement of a lawsuit concerning the conversion of the Company to a for-profit corporation. The Company endowed a new non-profit foundation and issued cash, Class A Stock and Warrants pursuant to this settlement; in connection with this transaction, the Company recorded a nonrecurring charge of $76.2 million for the three months ended June 30, 1998. The Company recorded a tax benefit of $26.7 million related to this settlement, reduced to its expected realizable value of $4.6 million.

The Company's effective tax rate in both periods (excluding the effect of the 1998 endowment of a non-profit foundation) consists primarily of federal alternative minimum tax and state income taxes, adjusted for the effect of other permanent book to tax differences, including non deductible expenses and losses from CHPN subsidiaries that are not expected to generate a tax benefit currently or in the foreseeable future.

As a result of the foregoing factors, operating income decreased to $6.9 million for the three months ended June 30, 1999 from $9.2 million for the three months ended June 30, 1998. The Company recognized a net income of $6.1 million for the quarter ended June 30, 1999 compared to a net loss of $66.5 million for the quarter ended June 30, 1998, after the effect of the nonrecurring endowment of a non-profit foundation.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Premium revenues increased $159.2 million to $715.9 million for the six months ended June 30, 1999 from $556.7 million for the six months ended June 30, 1998. HMO and POS premiums increased 33% to $311.0 million for the 1999 period primarily as a result of a 20% increase in membership and rate increases during the period. New sales, in-group growth, and to a lesser extent, migrations from traditional indemnity products into HMO and POS products, drove HMO and POS insured membership to 385,000 members at June 30, 1999 from 321,000 members at June 30, 1998. Premium revenues for indemnity and PPO products increased $81.4 million to $396.0 million for the six months ended June 30, 1999 as a result of rate increases in 1999 and a 7% growth in the members served.

Management services revenue increased $16.7 million to $70.8 million for the six months ended June 30, 1999 compared to $54.1 million for the six months ended June 30, 1998, due primarily to increased administrative fee revenue from services provided to self-funded employer groups, and other third parties and network access fees from other Blue Cross Blue Shield plans. Self-funded employer group membership was 855,000 at June 30, 1999 compared to 870,000 at June 30, 1998 principally due to self-funded employer groups shifting to the national Interplan Teleprocessing System for Blue Cross Blue Shield plans.

Membership served under insurance products and management services arrangements totaled 1,650,000 at June 30, 1999 compared to 1,620,000 members at December 31, 1998.

Realized gains on the sale of marketable securities of $5.0 million for the six months ended June 30, 1999 were $1.1 million lower than gains realized for the six months ended June 30, 1998. The magnitude of realized gains in any period can fluctuate due to fixed income and equity market performance, as well as timing of individual sale transactions, which are subject to decisions made by the Finance Committee of the Company's Board of Directors or by individual investment portfolio managers. Results in one period are not necessarily indicative of results to be expected in the future.

The Company's medical loss ratio (benefits expense as a percentage of premium revenue) increased to 87.8% for the six months ended June 30, 1999 up from 85.5% for the six months ended June 30, 1998. In anticipation of the potential to pay interest after July 1, 1999 to providers under House Bill #159 if a claim takes longer than 15 business days to process, management of the Company took actions during the second quarter to accelerate the payment of routine claims and to clear aged claims. In addition to this change in claims payment patterns, higher cost trends were identified during the second quarter 1999 for certain 1999 incurred claims resulting in higher loss ratios for all of the Company's products in the 1999 period when compared to the same period in 1998. The increase in benefits expense due to the acceleration of claims payment patterns is not expected to continue to impact the Company's loss ratios.

Operating expenses increased 12% to $151.2 million for the six months ended June 30, 1999 compared to the same period a year ago, while premium and management services revenues increased 29%. Due to the positive impact from premium increases in 1999 being realized at a rate higher than operating expense increases, operating expenses as a percentage of premium and management services revenue improved to 19.3% for the six months ended June 30, 1999 compared to 22.3% for the six months ended June 30, 1998. Operating expenses included $1.9 million and $2.3 million for Year 2000 readiness costs for the six months of 1999 and 1998, respectively. Additionally, the 1999 period includes approximately $3.9 million in legal and other professional expenses related to the pending merger with WellPoint and the litigation referred to in Note 6 of the Notes to Consolidated Financial Statements (Unaudited).

On July 8, 1998, the Company entered into a stipulation and agreement of settlement of a lawsuit concerning the conversion of the company to a for-profit corporation. The Company endowed a new non-profit foundation and issued cash, Class A Stock and Warrants pursuant to this settlement; in connection with this transaction, the Company recorded a nonrecurring charge of $76.2 million for the six months ended June 30, 1998. The Company recorded a tax benefit of $26.7 million related to this settlement, reduced to its expected realizable value of $4.6 million.

The Company recorded tax expense of $5.0 million for the six months ended June 30, 1999 compared to a tax expense of $3.7 million for the six months ended June 30, 1998. The Company's effective tax rate in both periods (excluding the effect of the 1998 endowment of a non-profit foundation) consists primarily of federal alternative minimum tax and state income taxes, adjusted for the effect of other permanent book to tax differences, including non deductible expenses and losses from CHPN subsidiaries that are not expected to generate a tax benefit currently or in the foreseeable future.

As a result of the foregoing factors, operating income increased to $21.2 million for the six months ended June 30, 1999 from $12.9 million for the six months ended June 30, 1998. The Company recognized net income of $16.4 million for the six months ended June 30, 1999 compared to a net loss of $64.2 million for the six months ended June 30, 1998, after considering the nonrecurring endowment of a non-profit foundation in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company has both short-term and long-term liquidity needs and has structured its investment portfolios accordingly. Short-term liquidity needs to fund operating costs, as well as payment obligations to its customers, are met from funds invested primarily in institutional money market accounts and short-term government agency notes. Assets not required for short-term liquidity needs are transferred to a portfolio of investments in the fixed income and equity markets. This portfolio, which provides reserves for future payment obligations and funds for long-term liquidity needs is managed by several independent advisory firms. The Company's investment policies are designed to provide liquidity to meet anticipated payment obligations, to preserve capital and to maximize yield in conformance with all regulatory requirements. Of the Company's investment portfolio of $314.0 million, $308.6 million is held at its insurance subsidiaries and is invested subject to limitations prescribed by Georgia insurance statutes.

The increase in cash and cash equivalents amounted to $20.6 million for the six months ended June 30, 1999 compared to $11.0 million for the same period in 1998. The Company generated positive cash flow from operations of $19.9 million in the 1999 period and $39.8 million in the 1998 period due primarily to profitability in both periods (excluding the $54.4 endowment of a non-profit foundation in June 1998 which did not require cash) and to increased operating liabilities such as estimated benefits and accounts payable and accrued expenses. Capital and investment purchases exceeded investments sold by $25.6 million during the six months ended June 30, 1998. Additionally, cash of $3.5 million was used for the repayment of a loan during 1998. These investing and financing activities in 1998 provided offsets to cash provided from operations in that period. Because of the nature of the Company's business, current cash flows from operations for interim periods are not necessarily indicative of cash flows from operations expected for the entire year. The Company believes its future cash resources will be adequate to meet its operating requirements.

Capital Resources

The Company has analyzed its information technology assets and is executing a comprehensive plan to either modify or replace portions of its software and hardware so that those systems will properly function when processing information involving dates after 1999. Total year 2000 computer software readiness costs are estimated at $18.9 million and are being funded through operating cash flows. Through June 30, 1999, the Company has incurred $15.6 million in total. Renovation costs expensed total $8.6 million of which $1.9 million was incurred in the 1999 period. Remaining Year 2000 expenses are estimated at $3.3 million, including $1.9 million of renovation expense.

The Company anticipates that the principal elements of its future capital requirements are information technology needs, product development, development of potential medical access points, equity contributions to its CHPN joint ventures and other subsidiaries. The Company believes future capital requirements can be met with a combination of (i) the Company's current resources, (ii) cash flows from operations, (iii) borrowings and (iv) potential debt or equity offerings. Management believes that the consummation of the Merger will provide the Company with significant additional capital alternatives.

Year 2000 Computer Software Readiness

All companies that operate on mature computer software programs face the difficult task of how to reprogram or replace their existing systems, which have protocols that address dates in terms of two digits rather than four to define the applicable year. Date sensitive software may recognize a date using "00" as the year 1900 instead of the year 2000 (the "Year 2000 Issue"). The Company has analyzed its systems and is executing a comprehensive plan to either modify or replace portions of its software and hardware so that those systems will properly function when processing information involving dates beyond December 31, 1999. The Company's Year 2000 plans involve the following phases: (1) awareness and assessment, which includes identification of significant business processes, facilities and third party dependencies requiring a Year 2000 solution; (2) renovation, which includes updating and modifying critical systems and business processes; (3) validation, which includes testing of systems that have been updated or modified; (4) implementation, which includes placing systems into production and comprehensive testing to identify and resolve any remaining Year 2000 issues; and (5) contingency planning.

During 1997, the Company began its assessment of all systems that could be significantly affected by the Year 2000 Issue. Detailed plans for renovation were finalized in early 1998. The Company is scheduled to complete its certification of Year 2000 renovation efforts by November 1, 1999 based on mandated testing requirements from the Health Care Financing Administration ("HCFA"), Federal Employees Program ("FEP"), and the Blue Cross Blue Shield Association. A more detailed description and status of Year 2000 activities as of July 31, 1999 follows:


- The Company's data center, client server, desk top computers and standard software, telephone and voice mail systems are Year 2000 compliant. A limited number of specialized desk top software applications are presently being renovated and will be compliant by November 1, 1999. Security systems and elevators in leased and owned facilities have been certified by outside parties as Year 2000 compliant.
- The Company's claims processing, membership billing and primary payment system, which currently handles over 70% of the Company's membership, is renovated, certified and in production. Recertification testing is scheduled for October 1999.
- The claims processing system for the Company's remaining membership (representing the non-HMO membership for one of its largest customers) is renovated and is scheduled for production implementation during September 1999. Special contingency plans for this major block of business will be completed during August. With identification of specific contingency plans, certification testing for this customer will continue through the end of October 1999.
- Electronic data interchange testing and implementation is scheduled for completion during August 1999.

- Medicare Part A processing system is renovated. Mission critical applications will be recertified during September 1999.
- The Company has completed contingency action plans to invoke in case of high-risk mission-critical failures. These contingency plans will be tested during August. The tests will include a review by an independent third party.
- Enterprise Year 2000 (end-to-end) testing, which includes data exchanges with selected critical third party business partners, begins in September 1999 and will continue through November 1999.
- In order to decrease business risk, the Company will restrict the amount of software and hardware changes during the fourth quarter of 1999.

The Company utilizes both internal and external resources to renovate, replace, test and implement the software and equipment to satisfy Year 2000 requirements. The total cost of the Year 2000 changes is estimated at $18.9 million and is being funded through operating cash flows. Through June 30, 1999, the Company has incurred $15.6 million in total. Renovation costs expensed totaled $8.6 million of which $1.9 million was incurred during the six months ended June 30, 1999. Remaining Year 2000 costs are estimated at $3.3 million and include $1.9 million of renovation expense. The increase from $15.6 million, as reported in the Company's Form 10-Q for the quarter ended March 31, 1999, to $18.9 million relates to further revisions to cost estimates for the renovation of the claims processing system for the Company's largest customer and for expanded contingency planning and testing. Costs of new software and hardware are included in capital expenditures and will be amortized over three to five years.

The Company conducts business electronically with certain external parties, including suppliers, customers, physicians, hospitals, HCFA, FEP, financial institutions and communications service companies. The Company has contacted substantially all of the external parties with which it interacts to determine Year 2000 compliance issues. Over 80% of the physicians and hospitals that provide health care services to the Company's 1.6 million members reported that they were Year 2000 ready at the end of June 1999. Certification testing of interfaces with vendors, suppliers, physicians and hospitals will continue through October 1999.

The Company holds investments in publicly traded domestic fixed-maturity and equity securities. Non-compliance by the companies which have issued these securities could have a material impact on the Company's investment earnings which have accounted for a significant portion of operating income over the last five years. The Company believes its overall risk should be reduced by the diversification of its investment portfolio.

The Company has received independent reviews from third parties of all its Year 2000 compliance activities. Due to the general uncertainty inherent in Year 2000 Issues, especially as the uncertainty relates to the readiness of third parties, there can be no assurances that all potential problems will be mitigated by the Company's Year 2000 readiness program. Although a Year 2000 failure with a single internal or external system may cause an intermittent disruption of operations, the failure of multiple systems may cause a significant disruption to the Company's business which may have a material adverse effect on the Company's operations or financial condition.

The projected cost of the Year 2000 program and the expected completion dates are updated periodically and are based on management's best estimates, using numerous assumptions about future events. There can be no guarantee that these estimates will be achieved; actual results could differ materially from expected results.

COMMITMENTS AND CONTINGENCIES

See the description under the same caption in Note 6 to the Notes to Consolidated Financial Statements (Unaudited), which description is incorporated herein by reference.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

With a primary emphasis on protection of capital, the Board of Directors-approved investment guidelines seek appropriate asset distribution, diversification of risk, and use of professional external money managers to manage levels of risk. The Company maintains two investment portfolios, one internally managed for short-term liquidity and the other externally managed in the fixed income and equity markets for long-term liquidity needs. The Company does not hold derivative financial instruments or derivative commodity instruments in either portfolio and has no foreign currency exposure. The Company is subject to market risk exposure associated with changes in interest rates and equity prices in its investment portfolios. A sensitivity analysis to measure potential losses in the market value of the Company's fixed income and equity investments in both portfolios (both portfolios are classified as other than trading) indicates the following market risk exposures:

     As of June 30, 1999, approximately 77.0% of the value ($241.7 million) of the consolidated portfolios was held in financial instruments with fixed maturities. The primary market risk exposure is to changes in interest rates. An immediate one percentage point decrease in interest rates would increase the net aggregate market value of the fixed income portfolio by $8.8 million. An immediate one percentage point increase in interest rates would decrease the net aggregate market value of the fixed income portfolio by $8.9 million. Corporate Treasury manages interest rate exposure by maintaining a short duration in its fixed income portfolio. The modeling technique used by the Company considers the net present value of cash flows (including duration estimates). Short-term debt instruments, approximately 0.1% of the value ($0.3 million) of the consolidated portfolios, with a fair value equal to their cost are excluded from the aggregate net market value market risk exposure analysis.

     The fair value of the common equity portfolio, excluding investments in affiliated entities (1.9% of the common equity portfolio), was $70.5 million as of June 30, 1999. The equity portfolio is highly diversified and limited to high quality domestic dividend paying stocks. The primary market risk exposure is therefore an overall decline in market prices for balanced portfolios composed of the equity securities of seasoned domestic companies. Assuming an immediate 10% decrease in each equity security price, the hypothetical pre-tax loss in fair value is $7.1 million. Likewise, assuming an immediate 10% increase in each equity security price, the hypothetical pre-tax gain in fair value is $7.1 million. The Company's unrealized net gains and losses are recorded net of taxes as accumulated other comprehensive income in the Shareholders' equity section of the accompanying Consolidated Financial Statements at Item 1 of this Form 10-Q.

The Company does not anticipate any material change in primary market risk exposure during the remainder of 1999.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Note 6 of the Notes to Consolidated Financial Statements (Unaudited) in Part I,
Item 1 regarding the lawsuit filed on December 17, 1998 in the Superior Court of Bartow County by six plaintiffs on behalf of themselves and all others similarly situated is incorporated herein by reference.

Note 6 of the Notes to Consolidated Financial Statements (Unaudited) in Part I,
Item 1 regarding the lawsuit filed on September 18, 1998 in the Superior Court of Richmond County is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 25, 1999, the Company held a Special Meeting of Shareholders of Convertible Common Stock ("Class A Stock") in lieu of an Annual Meeting of Shareholders (the "Meeting"). At this meeting, the holders of Class A Stock, held of record on May 18, 1999, approved an Agreement and Plan of Merger, dated as of July 9, 1998 (the "Merger Agreement"), described in Note 6 of the Notes to Consolidated Financial Statements (Unaudited) in Part I, Item 1. There were 340,130 votes cast for approval of the Merger Agreement with 1,700 against and 3,508 abstaining.

Additionally, after a solicitation of proxies pursuant to Regulation 14 under the Securities Act of 1933, as amended, with no solicitation in opposition, the following items were also submitted to vote by the holders of all shares of Class A Stock held of record on May 18, 1999.

Ratification of Appointment by the Board of Directors of two Class A Designated
Directors

                                                                                          For               Against
                                                                                          ---               -------
Warren Y. Jobe to serve until the 2001 annual meeting of shareholders or only           307,161              5,490
until the earlier consummation of the Merger

John W. Robinson, Jr. to serve until the 1999 annual meeting of shareholders or         307,136              5,515
only until the earlier consummation of the Merger


Election of three Class A Designated Directors (all nominees for election)

                                                                                          For               Against
                                                                                          ---               -------
Elizabeth W. Camp to serve until the 2002 annual meeting of shareholders or             306,961              5,690
only until the earlier consummation of the Merger

John W. Robinson, Jr. to serve until the 2002 annual meeting of shareholders or         306,691              5,690
only until the earlier consummation of the Merger

Arnold M. Tenenbaum to serve until the 2001 annual meeting of shareholders or           306,694              5,957
only until the earlier consummation of the Merger

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


EXHIBIT
NUMBER                                                      DESCRIPTION
------                                                      -----------

2.1            Agreement and Plan of Merger, dated July 9, 1998, by and among Cerulean  Companies, Inc., WellPoint
               Health Networks, Inc. and Water Polo Acquisition Corp.(1)

2.2            First Amendment to Agreement and Plan of Merger, dated July 9, 1999, by and among Cerulean Companies,
               Inc., WellPoint Health Networks, Inc. and Water Polo Acquisition Corp.*

3.1            Amended Articles of Incorporation of Cerulean Companies, Inc.(2)

3.2            Bylaws of Cerulean Companies, Inc.(3)

4.1            Stock Escrow Agreement among Cerulean Companies, Inc., Blue Cross and Blue Shield of Georgia, Inc.
               and SunTrust Bank, Atlanta.(3)

4.2            Specimen form of Class A Convertible Common Stock certificate.(3)

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

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CERULEAN COMPANIES, INC.
                                                 Registrant


Date:          August 13, 1999             By: /s/ Richard D. Shirk
                                              ---------------------------------
                                               Richard D. Shirk, President and
                                               Chief Executive Officer




Date:          August 13, 1999             By: /s/ John A Harris
                                              ---------------------------------
                                               John A. Harris, Treasurer