Form 10-Q
period 1999-09-30
CERULEAN COMPANIES INC
filed 1999-11-15
CIK 1009912

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                                   FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended         SEPTEMBER 30, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                        to
                               ---------------------     -----------------------

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

Class: Class A Convertible Common Stock, no par value, $0.01 stated value. Outstanding as of October 29, 1999 - 409,597 shares

                            CERULEAN COMPANIES, INC.
                                    FORM 10-Q
                               SEPTEMBER 30, 1999

                                      INDEX

                                                                                                    PAGE
                                                                                                   NUMBER
                                                                                                   ------
  PART I.         FINANCIAL INFORMATION

                  Item 1.      Consolidated Financial Statements

                               Consolidated Balance Sheets as of September 30, 1999 and            Page 3
                                 December 31, 1998

                               Consolidated Statements of Income for the Three and Nine            Page 4
                                 Months Ended September 30, 1999 and 1998

                               Consolidated Statements of Comprehensive Income for the             Page 4
                                 Three and Nine Months Ended September 30, 1999 and
                                 1998

                               Consolidated Statements of Cash Flows for the Nine Months           Page 5
                                 Ended September 30, 1999 and 1998

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

                  Item 1.      Legal Proceedings                                                   Page 17

                  Item 2.      Changes in Securities                                               Page 17

                  Item 3.      Defaults Upon Senior Securities                                     Page 17

                  Item 4.      Submission of Matters to a Vote of Security Holders                 Page 17

                  Item 5.      Other Information                                                   Page 17

                  Item 6.      Exhibits and Reports on Form 8-K                                    Page 17

                               Signatures                                                          Page 19

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                            CERULEAN COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                  SEPTEMBER 30,     DECEMBER 31,
                                                                                      1999              1998
                                                                                  ------------      ------------
ASSETS                                                                            (UNAUDITED)
Investments:
   Fixed maturities:
     Available-for-sale, at fair value (amortized cost: $251,157,572;
       $235,441,231)                                                              $245,322,366      $239,548,185
   Equity securities, at fair value (cost: $52,450,128; $55,866,571)                66,372,070        76,906,525
   Short-term investments, at fair value (cost: $325,000; $9,215,878)                  325,000         9,215,878
                                                                                  ------------      ------------
       Total investments                                                           312,019,436       325,670,588

Cash and cash equivalents                                                           61,079,658        52,159,196
Accounts receivable                                                                 72,907,951        61,777,995
Reimbursable portion of estimated benefit liabilities                               47,002,000        47,816,000
FEP assets held by agent                                                            38,786,536        38,786,536
Property and equipment                                                              40,322,750        36,898,538
Other assets                                                                        30,682,713        24,232,739
                                                                                  ------------      ------------
       Total assets                                                               $602,801,044      $587,341,592
                                                                                  ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Estimated benefit liabilities                                                  $196,466,599      $184,075,293
   Unearned premiums                                                                11,118,148        16,077,960
   FEP stabilization reserve                                                        38,786,536        38,786,536
   Accounts payable and accrued expenses                                            49,829,036        43,893,056
   Other liabilities                                                                36,822,288        42,184,663
                                                                                  ------------      ------------
       Total liabilities                                                           333,022,607       325,017,508
                                                                                  ------------      ------------

Mandatorily redeemable preferred stock:
  Class B Convertible Preferred Stock, no par value.
     Authorized, issued and outstanding, 49,900 shares at September 30, 1999 and December 31, 1998; aggregate liquidation preference $49,900,000;
       aggregate mandatory redemption, $44,910,000                                  46,645,042        46,645,042
                                                                                  ------------      ------------

Shareholders' equity:
   Blank Preferred Stock, no par value.
     Authorized and unissued 100,000,000 shares                                             --                --
   Series A Preferred Stock, no par value, $0.01 stated value.
     Authorized and unissued 64,000 shares                                                  --                --
   Class A Convertible Common Stock, no par value, $0.01 stated value.
     Authorized 50,000,000 shares; issued and outstanding 409,597 and
       409,392 shares at September 30, 1999 and December 31, 1998,
       respectively                                                                      4,096             4,094
   Additional paid-in capital                                                       45,188,422        45,188,422
   Common Stock, no par value.
     Authorized and unissued 100,000,000 shares                                             --                --
   Stock warrants exercisable                                                       29,968,000        29,968,000
   Accumulated other comprehensive income (unrealized appreciation on
     securities, net of taxes)                                                       6,606,736        19,596,908
   Retained earnings                                                               141,366,141       120,921,618
                                                                                  ------------      ------------
       Total shareholders' equity                                                  223,133,395       215,679,042
   Commitments and contingencies (Note 6)                                                   --                --
                                                                                  ------------      ------------
       Total liabilities and shareholders' equity                                 $602,801,044      $587,341,592
                                                                                  ============      ============

See accompanying notes.

                            CERULEAN COMPANIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED

                                            THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                                1999               1998                1999                1998
                                            ------------      -------------       --------------      -------------
Revenues:
   Premium revenue                          $373,529,191      $ 311,548,165       $1,089,413,073      $ 868,229,400
   Management services revenue                35,549,279         31,403,063          106,382,667         85,530,819
   Investment and other income                 4,619,303          4,663,390           14,799,331         12,679,249
   Realized gains                                726,954          1,613,090            5,708,592          7,697,457
                                            ------------      -------------       --------------      -------------
     Total revenues                          414,424,727        349,227,708        1,216,303,663        974,136,925
Benefits expense                             328,437,470        267,832,327          957,282,081        743,711,073
Operating expenses                            75,895,139         70,346,814          227,760,258        206,474,588
                                            ------------      -------------       --------------      -------------
Operating income                              10,092,118         11,048,567           31,261,324         23,951,264
Endowment of a non-profit
   foundation (Note 3)                                --                 --                   --        (76,157,000)
Non-operating income                              63,750             63,750              191,250            191,250
                                            ------------      -------------       --------------      -------------
Income (loss) before income taxes
   and minority interests                     10,155,868         11,112,317           31,452,574        (52,014,486)
Income tax expense (Note 4)                    3,072,000          3,331,000            8,102,000          2,497,000
Minority interest in losses (earnings)
   of joint venture investments                  895,816           (256,909)           1,002,784         (2,152,283)
                                            ------------      -------------       --------------      -------------
     Net income (loss)                      $  7,979,684      $   7,524,408       $   24,353,358      $ (56,663,769)
                                            ============      =============       ==============      =============

See accompanying notes.

                            CERULEAN COMPANIES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    UNAUDITED

                                             THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                1999              1998                 1999                1998
                                            ------------      -------------       --------------      -------------
Net income (loss)                           $  7,979,684      $   7,524,408       $   24,353,358      $ (56,663,769)
Other comprehensive income
   (loss), net of tax:
   Unrealized holding (losses)
     gains arising during period,
     net of reclassification
     adjustment for gains
     included in net income of
     $581,563, $1,290,472,
     $4,566,874 and $6,157,966,
     respectively
                                              (6,377,866)        (4,135,883)         (12,990,172)        (1,044,652)
                                            ------------      -------------       --------------      -------------
Comprehensive income (loss)                 $  1,601,818      $   3,388,525       $   11,363,186      $ (57,708,421)
                                            ============      =============       ==============      =============


See accompanying notes.

                            CERULEAN COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                    1999                1998
                                                                -------------       -------------
OPERATING ACTIVITIES
Net income (loss)                                               $  24,353,358       $ (56,663,769)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Non-cash and non-operating items:
     Endowment of a non-profit foundation                                  --          75,157,000
     Depreciation                                                   7,330,762           8,022,137
     Amortization                                                     576,674             256,746
     Uncollectible receivables                                        263,790           1,799,943
     Gain on sale of investments                                   (5,708,592)         (7,697,457)
     Loss on sale of property and equipment                           491,850              89,887
     Non-operating income                                            (191,250)           (191,250)
  (Increase) decrease in certain assets:
     Accounts receivable                                          (11,393,746)         (4,276,599)
     Reimbursable portion of estimated benefit liabilities            814,000          (3,297,000)
     Other assets                                                  (2,379,974)         (6,365,959)
  Increase (decrease) in certain liabilities:
     Estimated benefit liabilities                                 12,391,306          30,419,575
     Unearned premiums                                             (4,959,812)          5,266,281
     Accounts payable and accrued expenses                          5,935,980          14,021,076
     Other liabilities                                             (9,271,208)           (280,424)
     Minority interest in sale of stock warrants by a
       subsidiary                                                    (183,750)           (183,750)
                                                                -------------       -------------
Net cash provided by operating activities                          18,069,388          56,076,437

INVESTING ACTIVITIES
Investments available-for-sale:
     Investments purchased                                       (128,413,874)       (213,332,434)
     Investments sold or matured                                  130,136,772         180,593,593
Property and equipment purchased                                  (11,761,330)        (10,335,625)
Property and equipment sold                                           514,506              54,138
                                                                -------------       -------------
Net cash used in investing activities                              (9,523,926)        (43,020,328)

FINANCING ACTIVITIES
Sale of stock warrants by a subsidiary                                375,000             375,000
Repayment of notes payable                                                 --          (3,500,000)
                                                                -------------       -------------
Net cash provided by (used in) financing activities                   375,000          (3,125,000)
                                                                -------------       -------------

Increase in cash and cash equivalents                               8,920,462           9,931,109
Cash and cash equivalents at beginning of period                   52,159,196          35,001,855
                                                                -------------       -------------
Cash and cash equivalents at end of period                      $  61,079,658       $  44,932,964
                                                                =============       =============

See accompanying notes.

                            CERULEAN COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                    UNAUDITED

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

3. 1998 RESTATEMENT

During June 1998, the Company recorded a non-recurring charge of $54.4 million related to the endowment of a non-profit foundation under the terms of a lawsuit settlement concerning the conversion of the Company to a for-profit corporation, which, at that time, represented management's best judgment of the fair value as of the date of the settlement. In connection with the Company's proposed merger with WellPoint Health Networks Inc., the staff of the Securities and Exchange Commission ("the Staff") reviewed the transaction during the fourth quarter of 1998. Subsequently, the Company concluded with the Staff that the fair value determination of the endowment should be revised to $76.2 million. As a result, the financial statements for the nine months ended September 30, 1998 have been restated to reflect the change in fair value.

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

The Company's premium revenue and management services revenue by primary product groups are as follows:

                                          THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                              1999              1998              1999                1998
                                          ------------      ------------      --------------      ------------
Indemnity and PPO insurance products
   and services                           $229,343,363      $202,333,007      $  686,314,206      $563,226,730
HMO and POS insurance products
   and services                            175,304,530       136,331,883         496,034,818       378,071,381
Life insurance products and other
   services                                  4,430,577         4,286,338          13,446,716        12,462,108
                                          ------------      ------------      --------------      ------------
   Total                                  $409,078,470      $342,951,228      $1,195,795,740      $953,760,219
                                          ============      ============      ==============      ============

6. COMMITMENTS AND CONTINGENCIES

PROPOSED MERGER

On July 9, 1998, the Company entered into an agreement and plan of merger (the "Merger Agreement") with WellPoint Health Networks Inc. ("WellPoint") and a subsidiary of WellPoint. As of July 9, 1999, the parties agreed upon an extension of the Merger Agreement until October 15, 1999 and, under certain circumstances, December 31, 1999. Effective October 15, 1999, the parties agreed to extend the Merger Agreement through December 31, 1999. Pursuant to the Merger Agreement, the Company will become a wholly-owned subsidiary of WellPoint. On June 25, 1999, the shareholders of the Company approved the transaction. Finalization of the transaction is subject to, among other things, the approval of the Commissioner of Insurance of the State of Georgia (the "Georgia Commissioner"), the approval of the Blue Cross and Blue Shield Association and certain approvals of the Health Care Financing Administration. Upon final disposition of the litigation commenced by the Richmond County Plaintiffs described further in Note 6 Legal Proceedings below, the Company expects that the Commissioner will schedule a public hearing. Upon closing the transaction, shareholders of the Company will exchange their shares for WellPoint shares or cash in a transaction valued at $500 million.

LEGAL PROCEEDINGS

On December 17, 1998, Plaintiffs Rickey Underhill, Jim Kerscher, Janice Young, Richard Collins, Greg Lane and Keith Page, individually and on behalf of all others similarly situated (collectively, the "Bartow County Plaintiffs"), filed a lawsuit against the Company and BCBSGA in the Superior Court of Bartow County ("the Court of Bartow"), State of Georgia, bearing Civil Action File No. CV98-2656. The Bartow County Plaintiffs identified themselves as six individuals who were entitled to receive shares of the Company's stock in connection with the conversion of BCBSGA from a non-profit corporation to a regular business corporation. The Bartow County Plaintiffs asserted claims for specific performance, breach of provisions of the Insurance Code of Georgia, and requested declaratory judgment and certification of a class action consisting of all persons who were "eligible subscribers" of the Company on September 1, 1995, but who did not become holders of Class A Stock of the Company because their eligible coverage terminated prior to February 1, 1996. The Bartow County Plaintiffs alleged that they and the members of the purported class were entitled to receive shares of Class A Stock in the Company. The Bartow County Plaintiffs alleged alternatively that offering materials disseminated by BCBSGA during 1996 relating to Class A Stock of the Company were not disseminated to the Bartow County Plaintiffs and that the Bartow County Plaintiffs and the purported class members were entitled to an award of damages in excess of $2.5 million. On January 28, 1999, the Company and BCBSGA filed answers and a motion to dismiss. On March 11, 1999, counsel to the Company and BCBSGA argued the motion to dismiss. On June 23, 1999, the Bartow County Plaintiffs dismissed their complaint without prejudice. On June 23, 1999, the Bartow County Plaintiffs filed a Petition for Declaratory Ruling (the "Bartow County Petition") before the Georgia Commissioner. The Bartow County Petition sought a declaration that the Bartow County Plaintiffs should have been issued shares of Class A Stock. On July 12, 1999, the Company and BCBSGA filed their Statement of Interested Parties in opposition to the Bartow County Petition. On August 5, 1999, BCBSGA and the Company filed their Supplemental Statement of Interested Parties. On August 10, 1999, the Georgia Commissioner entered an order denying the Bartow County Plaintiffs' Bartow County Petition. The time in which an appeal of that decision can be made has elapsed. The parties have reached an agreement to release all claims between the parties in exchange for the Company's and BCBSGA's agreement not to seek attorney's fees from the Bartow County Plaintiffs.

On September 18, 1998, Plaintiffs Allen Saravuth, Nga Nguyen, Chansamone Sengsavath and Fatana Pirzad, individually and on behalf of all others similarly situated (collectively, the "Richmond County Plaintiffs"), filed a lawsuit against the Company, BCBSGA, James L. Laboon, Jr., Fred L. Tolbert, Jr., Richard
D. Shirk, James E. Albright, W. Daniel Barker, Elizabeth W. Camp, Louis H. Felder, M.D., Edward M. Gillespie, Joseph D. Greene, Mel H. Gregory, Jr., Frank
J. Hanna, III, R. Pierce Head, Jr., Charles H. Keaton, James H. Leigh, Jr., M.D., Julia L. Mitchell-Ivey, Charles R. Underwood, M.D., W. Jerry Vereen, A. Max Walker, Dan H. Willoughby, M.D., Joe M. Young, and John B. Zellars (collectively, the "Defendant Directors") in the Superior Court of Richmond County, State of Georgia, bearing Civil Action File No. 98-RCCV-806. In addition, the Richmond County Plaintiffs filed a Motion for Temporary Restraining Order and Interlocutory Injunctive Relief, which was heard and denied by the Court of Richmond on September 21, 1998. The Richmond County Plaintiffs identify themselves as four individuals who were entitled to receive shares of the Company's stock in connection with the conversion of BCBSGA from a non-profit corporation to a regular business corporation (the "Conversion"). The Richmond County Plaintiffs assert claims for specific performance, fraud, breach of provisions of the Insurance Code of Georgia, breach of fiduciary duty, and request declaratory judgment and certification of a class action consisting of all persons who were "eligible subscribers" of BCBSGA as of February 1, 1996, and who did not become holders of Class A Stock of the Company. The Richmond County Plaintiffs allege that they and the members of the purported class are entitled to receive shares of Class A Stock in the Company. The Richmond County Plaintiffs allege alternatively that offering materials disseminated by BCBSGA during 1996 relating to Class A Stock of the Company contained materially misleading and deceptive statements and omissions and that the Richmond County Plaintiffs and the purported class members are entitled to an award of damages in excess of $100 million. The Richmond County Plaintiffs also assert derivative causes of action against the Defendant Directors alleging that the Defendant Directors breached fiduciary duties by, among other things, approving the placement and issuance of Class B Stock in the Company during 1996, the issuance of Class A Stock in the Company, the settlement of the Let's Get Together, Inc. et al. v. Insurance Commissioner, et al., Civil Action E-61714 (Superior

LEGAL PROCEEDINGS

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

The Richmond County Plaintiffs did not file a motion for reconsideration of the Georgia Supreme Court's decision. On May 5, 1999, BCBSGA and the Company filed motions for summary judgment on the Richmond County Plaintiffs' fraud claims. On May 20, 1999, the Company and BCBSGA filed a motion for entry of judgment on all remaining counts of the Richmond County Plaintiffs' Complaint. On July 29,
1999, the Superior Court of Richmond County entered an order dismissing all claims against the Defendant Directors without prejudice. On September 21, 1999, the Superior Court of Richmond County entered orders denying the motions for summary judgment and the motion for entry of judgment. On October 27, 1999, the Company and BCBSGA filed a motion for reconsideration of the motion for entry of judgment. The case remains pending before the Superior Court.

On May 17, 1999, Harrell Tiller, Charlie Deal and Olean Lokey, who were among the Richmond County Plaintiffs, filed two separate Petitions for Declaratory Ruling (the "Petitions") before the Georgia Commissioner, seeking a declaration from the Georgia Commissioner that they, and others similarly situated, should have been issued shares of Class A Stock. On June 22, 1999, the Georgia Commissioner entered orders on the Petitions denying the relief sought. On June 22, 1999, Harrell Tiller, Charlie Deal and Olean Lokey filed two separate proceedings in the Superior Court of Richmond County. In these cases, styled In
Re: Harrell Tiller, individually and on behalf of all others similarly situated
v. Commissioner of Insurance of the State of Georgia, Civil Action No. 1999-RCCV-471 and In Re: Charlie Deal and Olean Lokey, individually and on behalf of all others similarly situated v. Commissioner of Insurance of the State of Georgia, Civil Action No. 1999-RCCV-470, the Petitioners sought judicial review of the decisions of the Georgia Commissioner of June 22, 1999 (the "Judicial Review Proceedings"). On September 21, 1999, the Superior
Court of Richmond County entered orders reversing the Commissioner's orders. On October 12, 1999, the Company and BCBSGA filed Applications for Discretionary Appeal with the Supreme Court of Georgia, seeking to have that court reverse the Superior Court of Richmond County's decisions. The appeal remains pending. On October 21, 1999, the Commissioner filed an application from the Superior Court's decisions with the Court of Appeals of the State of Georgia, seeking to have that court overturn the Superior Court's decisions. That appeal remains pending before the Court of Appeals. Management of the Company believes the case to be without merit and, in any event, believes that its impact, if any, on the assets of the Company would not be material.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

Premium revenues increased $62.0 million to $373.5 million for the three months ended September 30, 1999 from $311.5 million for the three months ended September 30, 1998. HMO and POS premiums increased $38.0 million to $170.4 million for the three months ended September 30, 1999 primarily as a result of increased membership and rate increases in the 1999 period. Premium revenues for indemnity and PPO products increased $23.8 million to $198.8 million for the three months ended September 30, 1999 as a result of rate increases and growth in the members served in 1999.

Management services revenue increased $4.1 million to $35.5 million for the three months ended September 30, 1999 compared to $31.4 million for the three months ended September 30, 1998, due primarily to increased administrative fee revenue from services provided to self-funded employer groups and other third parties and network access fees from other Blue Cross Blue Shield plans.

Realized gains of $0.7 million on the sale of marketable securities for the three months ended September 30, 1999 were $0.9 million lower than realized gains for the three months ended September 30, 1998. The magnitude of realized gains in any period can fluctuate due to fixed income and equity market performance, as well as timing of individual sale transactions, which are subject to decisions made by the Finance Committee of the Company's Board of Directors or by individual investment portfolio managers. Results in one period are not necessarily indicative of results to be expected in the future.

The Company's medical loss ratio (benefits expense as a percentage of premium revenue) increased to 87.9% for the three months ended September 30, 1999 from 86.0% for the same period in 1998. The loss ratios for both the Company's HMO and POS products as well as indemnity and PPO products increased in the 1999 third quarter compared to the same quarter a year ago, due to higher cost trends identified for 1999 incurred periods for all employer group products.

Operating expenses increased 8% to $75.9 million for the third quarter of 1999 compared to the same period a year ago, while premium and management services revenues increased 19%. As a result, operating expenses as a percentage of premium and management services revenue improved to 18.6% for the three months ended September 30, 1999 compared to 20.5% for the third quarter of 1998. Operating expenses included $1.8 million and $2.0 million for Year 2000 readiness costs for the third quarter of 1999 and 1998, respectively. Additionally, legal and other professional expenses of $1.9 million and $0.5 million related to the pending merger with WellPoint and the litigation referred to in Note 6 of the Notes to Consolidated Financial Statements (Unaudited) were incurred in the 1999 third quarter and the 1998 third quarter, respectively.

The Company's effective tax rate in both periods (excluding the effect of the 1998 endowment of a non-profit foundation) consists primarily of federal alternative minimum tax and state income taxes, adjusted for the effect of other permanent book to tax differences, including non-deductible expenses and losses from CHPN subsidiaries that are not expected to generate a tax benefit currently or in the foreseeable future.

As a result of the foregoing factors, operating income decreased to $10.1 million for the three months ended September 30, 1999 from $11.0 million for the three months ended September 30, 1998. The Company recognized net income of $8.0 million for the quarter ended September 30, 1999 compared to net income of $7.5 million for the quarter ended September 30, 1998.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Premium revenues increased $221.2 million to $1,089.4 million for the nine months ended September 30, 1999 from $868.2 million for the nine months ended September 30, 1998. HMO and POS premiums increased 31% to $481.4 million for the 1999 period primarily as a result of a 16% increase in membership and rate increases in the 1999 period. HMO and POS insured membership increased to 400,000 members at September 30, 1999 from 344,000 members at September 30, 1998 due to new sales and in-group growth. Premium revenues for indemnity and PPO products increased 21%, or $105.2 million, to $594.8 million for the nine months ended September 30, 1999 as a result of rate increases in 1999 and a 9% growth in the members served.

Management services revenue increased $20.9 million to $106.4 million for the nine months ended September 30, 1999 compared to $85.5 million for the nine months ended September 30, 1998, as the Company has continued to experience increased administrative fee revenue from services provided to self-funded employer groups and other third parties and network access fees from other Blue Cross Blue Shield plans. Self-funded employer group membership of 857,000 at September 30, 1999 declined slightly from 867,000 members at September 30, 1998 as certain self-funded employer groups have shifted to the national Interplan Teleprocessing System for Blue Cross Blue Shield plans.

Membership served under insurance products and management services arrangements totaled 1,677,000 at September 30, 1999, an increase of 5% over membership of 1,595,000 at September 30, 1998.

Realized gains of $5.7 million on the sale of marketable securities for the nine months ended September 30, 1999 were lower than gains realized of $7.7 million for the nine months ended September 30, 1998. The magnitude of realized gains in any period can fluctuate due to fixed income and equity market performance, as well as timing of individual sale transactions, which are subject to decisions made by the Finance Committee of the Company's Board of Directors or by individual investment portfolio managers. Results in one period are not necessarily indicative of results to be expected in the future.

The Company's medical loss ratio (benefits expense as a percentage of premium revenue) increased to 87.9% for the nine months ended September 30, 1999 up from 85.7% for the nine months ended September 30, 1998. Higher cost trends were identified for 1999 incurred claims periods resulting in higher loss ratios for all of the Company's employer group products in the 1999 period.

Operating expenses were $227.8 million for the nine months ended September 30, 1999, an increase of 10% over the same period a year ago, while premium and management services revenues increased 25%. Due to the positive impact from premium increases in 1999 being realized at a rate higher than operating expense increases, operating expenses as a percentage of premium and management services revenue continued to improve. Operating expenses were 19.0% of premiums and management services revenue for the nine month period ended September 30, 1999 compared to 21.6% for the nine months ended September 30, 1998. Year 2000 readiness costs of $3.6 million and $4.2 million for the nine months of 1999 and 1998, respectively, were included in operating expenses. Additionally, the 1999 period includes approximately $7.3 million in legal and other professional expenses related to the pending merger with WellPoint and the litigation referred to in Note 6 of the Notes to Consolidated Financial Statements (Unaudited), compared to $1.9 million incurred in the 1998 period.

On July 8, 1998, the Company entered into a stipulation and agreement of settlement of a lawsuit concerning the conversion of the company to a for-profit corporation. The Company endowed a new non-profit foundation and issued cash, Class A Stock and Warrants pursuant to this settlement; in connection with this transaction, the Company recorded a non-recurring charge of $76.2 million for the nine months ended September 30, 1998. The Company recorded a tax benefit of $26.7 million related to this settlement, which was reduced to its expected realizable value of $4.6 million.

The Company recorded tax expense of $8.1 million for the nine months ended September 30, 1999 compared to a tax expense of $2.5 million for the nine months ended September 30, 1998. The Company's effective tax rate in both periods (excluding the effect of the 1998 endowment of a non-profit foundation) consists primarily of federal alternative minimum tax and state income taxes, adjusted for the effect of other permanent book to tax differences, including non-deductible expenses and losses from CHPN subsidiaries that are not expected to generate a tax benefit currently or in the foreseeable future.

As a result of the foregoing factors, operating income increased to $31.3 million for the nine months ended September 30, 1999 from $24.0 million for the nine months ended September 30, 1998. The Company recognized net income of $24.4 million for the nine months ended September 30, 1999 compared to a net loss of $56.7 million for the nine months ended September 30, 1998, after considering the non-recurring endowment of a non-profit foundation in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company has both short-term and long-term liquidity needs and has structured its investment portfolios accordingly. Short-term liquidity needs to fund operating costs, as well as payment obligations to its customers, are met from funds invested primarily in institutional money market accounts and short-term government agency notes. Assets not required for short-term liquidity needs are transferred to a portfolio of investments in the fixed income and equity markets. This portfolio, which provides reserves for future payment obligations and funds for long-term liquidity needs is managed by several independent advisory firms. The Company's investment policies are designed to provide liquidity to meet anticipated payment obligations, to preserve capital and to maximize yield in conformance with all regulatory requirements. Of the Company's investment portfolio of $312.0 million, $306.6 million is held at its insurance subsidiaries and is invested subject to limitations prescribed by Georgia insurance statutes.

The increase in cash and cash equivalents amounted to $8.9 million for the nine months ended September 30, 1999. The Company generated positive cash flow from operations of $18.1 million in the 1999 period due to improved profitability offset, in part, by lower rate stabilization reserves for certain employer groups. Capital and investment purchases exceeded sales by $9.5 million, thus reducing the cash provided by operations for the nine months ended September 30, 1999. Because of the nature of the Company's business, current cash flows from operations for interim periods are not necessarily indicative of cash flows from operations expected for the entire year. The Company believes its future cash resources will be adequate to meet its operating requirements.

Capital Resources

The Company is executing a comprehensive plan to either modify or replace portions of its information technology software and hardware so that those systems will properly function when processing information involving dates after 1999. Total Year 2000 computer software readiness costs are estimated at $18.9 million and are being funded through operating cash flows. Through September 30, 1999, the Company has incurred $17.8 million to date. Of that total, renovation costs expensed total $10.4 million of which $3.6 million was incurred in the 1999 period. Remaining Year 2000 expenses are estimated at $1.1 million of renovation expense.

The Company anticipates that the principal elements of its future capital requirements are information technology needs, product development, and equity contributions to its CHPN joint ventures and other subsidiaries. The Company believes future capital requirements can be met with a combination of (i) the Company's current resources, (ii) cash flows from operations, (iii) borrowings and (iv) potential debt or equity offerings. Management believes that the consummation of the merger will provide the Company with significant additional capital alternatives.

Year 2000 Computer Software Readiness

All companies that operate on mature computer software programs face the difficult task of how to reprogram or replace their existing systems, which have protocols that address dates in terms of two digits rather than four to define the applicable year. Date sensitive software may recognize a date using "00" as the year 1900 instead of the year 2000. The Company is executing a comprehensive plan to either modify or replace portions of its software and hardware so that those systems will properly function when processing information involving dates beyond December 31, 1999. The Company's Year 2000 plans involve the following phases: (1) awareness and assessment, which includes identification of significant business processes, facilities and third party dependencies requiring a Year 2000 solution; (2) renovation, which includes updating and modifying critical systems and business processes; (3) validation, which includes testing of systems that have been updated or modified; (4) implementation, which includes placing systems into production and comprehensive testing to identify and resolve any remaining Year 2000 issues; and (5) contingency planning.

During 1997, the Company began its assessment of all systems that could be significantly affected by the Year 2000 issue. Detailed plans for renovation were finalized in early 1998. The Company has completed its certification of Year 2000 renovation efforts based on mandated testing requirements from the Health Care Financing Administration ("HCFA"), Federal Employees Program ("FEP"), and the Blue Cross Blue Shield Association. A more detailed description and status of Year 2000 activities as of October 31, 1999 follows:

- The Company's data center, software, client server, desk top computers and standard software, telephone and voice mail systems are Year 2000 compliant. Security systems and elevators in leased and owned facilities have been certified by outside parties as Year 2000 compliant.
- Electronic data interchange capability that supports the exchange of data with business partners, providers, and vendors was Year 2000 certified in September 1999.
- The imaging and workflow routing software that supports the majority of the Company's healthcare membership has been Year 2000 certified.
- The Company's claims processing, membership billing and primary claim payment systems, which currently handle over 70% of the Company's healthcare membership, are renovated, Year 2000 certified and in production. Recertification testing is in progress and will continue through November 1999.
- The Year 2000 compliant claims processing system for the Company's remaining healthcare membership (representing the non-HMO membership for one of its largest customers) was implemented on October 1, 1999. Certification testing for this customer will continue through the end of November 1999.
- Medicare Part A claims processing system is renovated and certified. The system and all interfaces were recertified by HCFA during October 1999.
- During the third quarter, the Company began remediation of the current processing systems for its life insurance subsidiary. The renovation and certification of this system will be completed by the end of November 1999.
- The Company has developed and tested contingency action plans for mission critical business operations to invoke in case of high-risk failures. Contingency plans will continue to be updated through December 1999.
- Year 2000 Enterprise (end-to-end) testing, which includes data exchanges with selected critical third party business partners, began in September 1999 and will continue through November 1999.

The Company utilizes both internal and external resources to renovate, replace, test and implement the software and equipment to satisfy Year 2000 requirements. The total cost of the Year 2000 changes is estimated at $18.9 million and is being funded through operating cash flows. Through September 30, 1999, the Company has incurred $17.8 million in total expenditures. Renovation costs expensed totaled $10.4 million of which $3.6 million was incurred during the nine months ended September 30, 1999. Remaining Year 2000 costs are estimated at $1.1 million of renovation expense. Costs of new software and hardware are included in capital expenditures and will be amortized over three to five years.

The Company conducts business electronically with certain external parties, including suppliers, customers, physicians, hospitals, HCFA, FEP, financial institutions and communications service companies. The Company has contacted all of the external parties with which it interacts to determine Year 2000 compliance status. At the end of October, all have reported Year 2000 compliance with the exception of approximately 10% of the physicians and 20% of the hospitals and institutions that provide health care services to the Company's
1.7 million members. Contingency plans are being evaluated to accommodate additional paper claim volume from potentially non-compliant physicians and hospitals. Certification testing of interfaces with vendors, suppliers, physicians and hospitals will continue through November 1999.

The Company holds investments in publicly traded domestic fixed-maturity and equity securities. Non-compliance by the issuing companies which results in a material change in the value of these securities could have a material impact on the Company's investment earnings which have accounted for a significant portion of operating income over the last five years. The Company believes its overall risk should be reduced by the diversification of its investment portfolio.

The Company has received independent reviews from third parties of all its Year 2000 compliance activities. Due to the general uncertainty inherent in Year 2000 issues, especially as the uncertainty relates to the readiness of other parties, there can be no assurances that the Company's Year 2000 readiness program has identified all potential Year 2000 issues. Although a Year 2000 failure with a single internal or external system may cause an intermittent disruption of operations, the failure of multiple systems may cause a significant disruption to the Company's business. The Company could be impacted by a number of potential consequences, including inability to timely and accurately process health care claims or verify member eligibility. Should the Company experience a decline in the electronic submission of claims from health care providers, it is possible there would be an increase in claims inventory. An increase in claims inventory could result in decreased service levels and prevent the Company from timely assessing emerging medical trends which could result in increased costs of operations for the Company.

In order to decrease business risk, the Company has implemented a general freeze on changes to hardware and software utilized in the Company's regular business operations, effective October 1, 1999 through January 7, 2000. Updates to Company-wide contingency plans and Year 2000 integrated testing will continue during the remainder of 1999 as additional quality assurance measures. The Company has begun a Year 2000 Day One planning process to ensure effective control and responsiveness to Year 2000 issues that may arise during and after the rollover from the year 1999 to the year 2000. A Corporate Year 2000 Control Center and a HCFA Control Center have been designed and will be available for Year 2000 execution drills in mid-November. These centers will be staffed 24 hours a day from December 31, 1999 through January 3, 2000, with an option to continue this level of staffing if major Year 2000 problems and required time for resolution warrant it. A Year 2000 Day One Plan, including action plans for all business areas, has been drafted and will be finalized by December 15, 1999.

The Company believes it has comprehensive Year 2000 readiness and contingency plans and that it has gathered as much information as possible in which Year 2000 issues could impact its operations. Although the Company is attempting to limit its exposure to Year 2000 issues, there are no assurances that all potential problems will be eliminated or mitigated by the Company's actions.

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

     As of September 30, 1999, approximately 78.6% of the value ($245.3 million) of the consolidated portfolios was held in financial instruments with fixed maturities. The primary market risk exposure is to changes in interest rates. An immediate one percentage point decrease in interest rates would increase the net aggregate market value of the fixed income portfolio by $8.9 million. An immediate one percentage point increase in interest rates would decrease the net aggregate market value of the fixed income portfolio by $8.8 million. Corporate Treasury manages interest rate exposure by maintaining a short duration in its fixed income portfolio. The modeling technique used by the Company considers the net present value of cash flows (including duration estimates). Short-term debt instruments, approximately 0.1% of the value ($0.3 million) of the consolidated portfolios, with a fair value equal to their cost are excluded from the aggregate net market value market risk exposure analysis.

     The fair value of the common equity portfolio, excluding investments in affiliated entities (21.3% of the common equity portfolio), was $65.0 million as of September 30, 1999. The equity portfolio is highly diversified and limited to high quality domestic dividend-paying stocks. The primary market risk exposure is therefore an overall decline in market prices for balanced portfolios composed of the equity securities of seasoned domestic companies. Assuming an immediate 10% decrease in each equity security price, the hypothetical pre-tax loss in fair value is $6.5 million. Likewise, assuming an immediate 10% increase in each equity security price, the hypothetical pre-tax gain in fair value is $6.5 million. The Company's unrealized net gains and losses are recorded net of taxes as accumulated other comprehensive income in the Shareholders' equity section of the accompanying Consolidated Financial Statements at Item 1 of this Form 10-Q.

The Company does not anticipate any specific change in primary market risk exposure during the remainder of 1999, however, the Company believes there is potential for increased volatility should there be an unforeseen event with regards to either earnings, interest rates, or Year 2000 non-compliance by companies issuing fixed-maturity or equity securities.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Note 6 of the Notes to Consolidated Financial Statements (Unaudited) in Part I,
Item 1 regarding the lawsuit filed on December 17, 1998 in the Superior Court of Bartow County by nine plaintiffs on behalf of themselves and all others similarly situated is incorporated herein by reference.

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

2.2 First Amendment to Agreement and Plan of Merger, dated July 9, 1999, by and among Cerulean Companies, Inc., WellPoint Health Networks Inc. and
         Water Polo Acquisition Corp.(2)

3.1      Amended Articles of Incorporation of Cerulean Companies, Inc.(3)

3.2      Bylaws of Cerulean Companies, Inc.(4)

4.1      Stock Escrow Agreement among Cerulean Companies, Inc., Blue Cross and
         Blue Shield of Georgia, Inc. and SunTrust Bank, Atlanta.(4)

4.2      Specimen form of Class A Convertible Common Stock certificate.(4)

27       Financial Data Schedule (for SEC use only).*

-------------
*    This exhibit is filed herewith.
(1) The Appendix A of Form S-4, Registration No. 333-64955, filed by WellPoint Health Networks Inc. on September 30, 1998 is incorporated herein by reference.

(2) This exhibit to Form 10-Q filed on August 16, 1999 is incorporated herein by reference.
(3) This exhibit to Form 10-Q filed on November 13, 1998 is incorporated herein by reference.
(4) This exhibit to Form S-1, Registration No. 333-2796, filed on March 27, 1996 and subsequent amendments is incorporated herein by reference.

    (b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CERULEAN COMPANIES, INC.
                                               Registrant


Date:    November 12, 1999               By: /s/ Richard D. Shirk
                                            -------------------------------
                                            Richard D. Shirk, President and
                                            Chief Executive Officer


Date:    November 12, 1999               By: /s/ John A. Harris
                                            -------------------------------
                                            John A. Harris, Treasurer