Form 10-K405
period 1999-12-31
CERULEAN COMPANIES INC
filed 2000-03-29
CIK 1009912

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM (       TO        )

                        COMMISSION FILE NUMBER: 333-2796

                            CERULEAN COMPANIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   GEORGIA                                       58-2217138
(STATE OR OTHER JURISDICTION OF INCORPORATION
               OR ORGANIZATION)                     (I.R.S. EMPLOYER IDENTIFICATION NO.)

 3350 PEACHTREE ROAD, N.E., ATLANTA, GEORGIA                       30326
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (404) 842-8000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

    Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Class A Convertible Common Stock, no par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the Class A Convertible Common Stock and Class B Convertible Preferred Stock (voting stock) held by non-affiliates of the registrant as of March 29, 2000: The Class A Convertible Common Stock and the Class B Convertible Preferred Stock are not traded.

    The number of shares of the registrant's Class A Convertible Common Stock, no par value, $0.01 stated value, outstanding as of February 29, 2000 was 409,602.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Exhibits to Forms S-1, Registration No. 333-2796, effective May 14, 1996 and subsequent amendments are incorporated by reference into Part IV -- Item 14 of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            CERULEAN COMPANIES, INC.

                               TABLE OF CONTENTS
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                                                           PAGE
                                                                           ----
PART I
  Item 1   Business....................................................      1
  Item 2   Properties..................................................     14
  Item 3   Legal Proceedings...........................................     14
  Item 4   Submission of Matters to a Vote of Security Holders.........     16
PART II
  Item 5   Market for the Registrant's Common Equity and Related            17
           Stockholder Matters.........................................
  Item 6   Selected Financial Data.....................................     17
  Item 7   Management's Discussion and Analysis of Financial Condition      19
           and Results of Operations...................................
  Item 7A  Quantitative and Qualitative Disclosures About Market            24
           Risk........................................................
  Item 8   Financial Statements and Supplementary Data.................     25
  Item 9   Changes In and Disagreements with Accountants on Accounting      25
           and Financial Disclosure....................................
PART III
  Item 10  Directors and Executive Officers of the Registrant..........     26
  Item 11  Executive Compensation......................................     33
  Item 12  Security Ownership of Certain Beneficial Owners and              42
           Management..................................................
  Item 13  Certain Relationships and Related Transactions..............     43
PART IV
  Item 14  Exhibits, Financial Statement Schedules and Reports on Form      44
           8-K.........................................................
Signatures.............................................................     47

  Forward-Looking Statements

     The matters discussed in this Form 10-K contain certain forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act, and Section 21E of the Exchange Act, that represent the Company's expectations or beliefs including, without limitation, statements concerning future revenue, future investment earnings and value and certain Year 2000 information. Such statements involve risk and uncertainties that may cause actual results to differ materially from those implied in this Form 10-K. Among other things, these risks and uncertainties include: the need to accurately predict health care costs and the ability to control future health care costs through product and benefit design, underwriting criteria, utilization management and negotiation of favorable provider and hospital contracts; changes in mandated benefits, utilization rates, demographic characteristics, health care practices, inflation, new pharmaceuticals and technologies, clusters of high-cost cases, response to the regulatory environment and numerous other factors that are beyond the Company's control and may adversely affect is ability to predict and control health care costs and claims; periodic renegotiation of hospital and other provider contracts coupled with continued consolidation of physician, hospital and other provider groups which may result in increased health care costs, limit the Company's ability to negotiate favorable rates and control costs and subject the Company to increased credit risk or risks of network stability related to provider groups; competitive pressure to contain premium prices; fiscal concerns regarding the continued viability of government-sponsored programs such as Medicare and the potential of decreasing reimbursement rates for these programs; and any other limitations on the Company's ability to increase or maintain its premium levels, design products, select underwriting criteria or negotiate competitive provider contracts. Other risk factors are described in the Company's Security and Exchange Commission reports and filings.

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

     Cerulean Companies, Inc. (the "Company") was incorporated under the laws of the State of Georgia on February 2, 1996 to act as the holding company for Blue Cross and Blue Shield of Georgia, Inc. ("BCBSGA") and its subsidiaries and for other lawful purposes. BCBSGA was established in 1937 and through a series of business combinations and subsidiary operations had, by 1985, and has currently, the largest health insurance company market share in Georgia. As of December 31, 1999, BCBSGA and HMO Georgia, Inc. ("HMO-Ga"), the Company's health maintenance organization subsidiary, had 873,000 insurance and administrative service contracts covering or administering benefits for approximately 1.7 million members. This represents more than 22% of the total Georgia population and includes approximately 46% of the over 3.7 million residents of the metropolitan Atlanta area.

THE CONVERSION

     On February 2, 1996, the Company acquired all of the outstanding capital stock of BCBSGA, following BCBSGA's conversion from a not-for-profit corporation to a for-profit corporation, pursuant to a Plan of Conversion approved by the Commissioner of Insurance of the State of Georgia (the "Georgia Commissioner") on December 27, 1995 (the "Conversion"). As a part of the Conversion, the Company agreed to offer to each of BCBSGA's eligible subscribers five shares of its Class A Convertible Common Stock, no par value (the "Class A Stock"), at no cost. Upon completion of the offering, eligible subscribers accepted 351,545 shares of no par value Class A Stock. The registration of the Class A Stock became effective under the Securities Act of 1933, as amended (the "Securities Act") and under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") on May 14, 1996 and June 30, 1997, respectively. As of February 29, 2000, there were 409,602 shares of Class A Stock outstanding, held by 70,268 holders. Currently, the Class A Stock is not publicly traded.

     Following the Conversion, the Company issued 49,900 shares of Class B Convertible Preferred Stock (the "Preferred Stock") to raise $49.9 million in capital. After deducting offering costs, the net proceeds to the Company were $46.6 million.

PROPOSED MERGER

     On July 9, 1998, the Company entered into an agreement and plan of merger (the "Merger Agreement") with WellPoint Health Networks Inc. ("WellPoint") and a subsidiary of WellPoint. As of July 9, 1999, the parties agreed upon an extension of the Merger Agreement until October 15, 1999 and, under certain circumstances, December 31, 1999. Effective October 15, 1999, the parties agreed to extend the Merger Agreement through December 31, 1999. On December 30, 1999, the parties agreed to further extend the Merger Agreement through December 31, 2000. Pursuant to the Merger Agreement, the Company will become a wholly-owned subsidiary of WellPoint. On June 25, 1999, the shareholders of the Company approved the transaction. Finalization of the transaction is subject to, among other things, the approval of the Georgia Commissioner, the approval of the Blue Cross and Blue Shield Association ("BCBSA") and certain approvals of the Health Care Financing Administration ("HCFA"). Upon final disposition of the litigation commenced by the Richmond County Plaintiffs described further in Item 3, Legal Proceedings, the Company expects that the Commissioner will schedule a public hearing. Upon closing the transaction, shareholders of the Company will exchange their shares for WellPoint shares or cash in a transaction valued at $500 million.

INDUSTRY OVERVIEW

     According to the HCFA, health care spending in the U.S. rose from $836.5 billion in 1992 to $1.1 trillion in 1998, an average annual increase of approximately 5.0%. This rate was considerably more than the average annual increase of the Consumer Price Index ("CPI") of approximately 2.6% for the same period. Health care spending accounted for over 13% of the Gross Domestic Product ("GDP") from 1992 through 1998. On an absolute dollar basis, as well as on a percentage of GDP basis, the United States spends more on health care than any other country in the world. Several factors have contributed to the dramatic increase in health care expenditures, including the aging of the population, increased use of high-technology treatments and tests, the rising cost of malpractice insurance and higher operating costs for hospitals, physicians and other health care providers. Prior to the development of managed health care, most health insurers offered health care benefit plans known as indemnity, or fee-for-service plans, which do not typically provide incentives to use particular providers for the most cost effective care or include other cost-containment features.

     Due to the escalating cost of health care services, customers (both groups and individuals) began to demand lower cost alternatives to traditional indemnity insurance plans. Managed health care plans were developed to attempt to provide access to appropriate health care services in an affordable manner. Typically, health maintenance organization ("HMO") and preferred provider organization ("PPO") plans develop networks of health care providers to deliver health care at favorable rates while participating in quality initiatives together with utilization management and other cost control measures. An important factor in controlling costs is the number of members (i.e., enrolled health care consumers) that a managed care benefit plan can direct to providers. Under many managed care plans, providers are reimbursed based on either capitation (a fixed monthly fee per member regardless of frequency of service, generally used by HMOs for physicians and ancillary medical services such as laboratory services), a negotiated per diem (daily rates, generally used for hospitals) or limited fee schedules (generally used for specialty physicians). Managed health care plans also feature a variety of methods of health care utilization management. Utilization management programs are designed to encourage providers to use health care resources effectively.

     Different types of health care utilization management and cost control methods differentiate managed health care plans. HMOs generally require members to use network providers exclusively, except in emergency cases, and to consult with a primary care physician prior to obtaining treatment from specialists. In addition, HMOs generally include capitated payment arrangements with network providers who charge members only modest copayments. A point of service network plan ("POS") provides members with an HMO service option for network coverage and also permits the member, at the time medical service is required, to choose a provider that is not a member of the HMO network at additional cost. POS plans generally require the use of a primary care physician within the network to coordinate health care services for the members, while PPO plans often do not. PPO and POS plans also provide members with the option of using non-network providers under indemnity-type coverage terms which require higher coinsurance payments by members and higher deductibles. These member payments are generally limited to an out-of-pocket maximum. Coinsurance and higher deductible requirements for non-network care in POS and PPO plans are designed to encourage greater utilization of the network care by members, thereby reducing costs. See "Business -- Business Lines and Products".

     According to a compilation of industry sources, in 1998 the total number of HMO members nationwide grew by an estimated 15.4 million people, to 104.4 million. Since 1992, HMO enrollment nationally has more than doubled. The Georgia marketplace is extremely diverse, ranging from the major metropolitan area of Atlanta with a 1998 population in excess of 3.7 million to several mid-sized cities to very rural areas. The southern half of the State of Georgia is primarily rural and dominated by an agrarian economy. The State of Georgia has an HMO market penetration of only 19%. Based on industry sources, the five states with the highest HMO penetration in the country at the end of 1998 have HMO market shares ranging from 55% to 64%. HMO membership in the State of Georgia for 1998 increased approximately 250% over 1992, at a rate greater than the rate of growth nationally, due in part to the state's low HMO market penetration in the 1990s. HMO membership for 1998 in the metropolitan Atlanta area, where the 1998 HMO market penetration was approximately 40%, increased more than 231% over 1992, reflecting the increased consumer demand for managed care plans in the Atlanta area.

     The Company's rate of growth in HMO membership exceeded both the national and state rates of growth, increasing over 1000% for the 1992-1998 period. The higher rate of growth for the Company is attributable to its growth in HMO membership specifically in the metropolitan Atlanta area. The Company experienced a rate of growth in the Atlanta market of over 630% for the 1992-1998 period.

GENERAL

     The Company, through its subsidiaries, has the largest health insurance company market share in Georgia, with 873,000 insurance and administrative service contracts covering or administering benefits for approximately 1.7 million members as of December 31, 1999 (including HMO, PPO and POS members). This represents over 22% of the total Georgia population. BCBSGA has one of the State's largest PPO memberships, serving approximately 417,000 members as of December 31, 1999. HMO-Ga, a health maintenance organization which also offers POS products, serves an additional 506,000 members. Greater Georgia Life Insurance Company, Inc. ("GGL"), a subsidiary of BCBSGA, and GBG, an inactive subsidiary of the Company, are also part of the consolidated group. GGL offers group life, accident and disability insurance products that are sold in conjunction with the Company's health products. GGL has an "A" rating from A.M. Best and is licensed to offer its products in Alabama, Georgia, Mississippi, North Carolina, South Carolina, Tennessee and Virginia.

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

     BCBSGA and HMO-Ga have a comprehensive quality management program which focuses on assessment, management and monitoring of inpatient and ancillary service costs. The quality management program monitors, collects data on and evaluates inpatient and outpatient medical care, inclusive of preventive and mental health services, as well as the level of customer service provided to members by physicians and other medical providers. The Company has a disciplined credentialing function which monitors the recruitment and retention of its provider panels throughout the state. BCBSGA's PPO was the first preferred provider organization in Georgia to receive full accreditation from the Utilization Review Accreditation Commission. Additionally, in 1997, HMO-Ga was awarded a full, three year accreditation by the National Committee for Quality Assurance ("NCQA"). The NCQA completed its second accreditation review at the end of February 2000. The Company expects an accreditation decision to follow within 120 days. The NCQA is a nationwide organization which evaluates quality assurance programs for HMOs.

     At present, HMO-Ga is licensed and operational as an HMO in eight markets in Georgia representing more than 6.0 million residents, including Atlanta. HMO-Ga's HMO and POS products are serviced through networks of primary care physicians, specialist physicians and hospitals. Beginning in January 1995, HMO-Ga also began supporting its products through Community Health Partnership Networks ("CHPNs") which are currently operational in three of the eight HMO market areas of the state.

ORGANIZATIONAL STRUCTURE

     The Company's primary operating subsidiaries, BCBSGA and HMO-Ga, are organized in a Business Unit, Support Unit and Governance Unit structure. Business Units have responsibility to sell products, at appropriate prices, and to manage the effective delivery of product benefits at acceptable levels. Support Units manage the delivery of administrative services to individual or multiple Business Units within defined cost parameters, while meeting customer service expectations. The Governance Units establish policy, provide direction for BCBSGA and HMO-Ga and monitor compliance.

     Within the Individual Business Unit, health insurance products are sold to individuals (or individual families) under age 65, or to persons over age 65 who are Medicare eligible. Local Market Business Units offer a full line of health insurance products for employer groups of less than 500 employees. The Major/ National Business Unit offers a full line of health benefit products to employer groups with 500 or more covered employees and the National Par Business Unit supports participating plan accounts of Georgia employees of national employers sold through other Blue Cross and Blue Shield plans.

STRATEGIC INITIATIVES

  CHPNs

     As a result of concern with rising health care costs and changing trends in the health care industry, the Company determined to develop its own integrated delivery systems for managed health care products. The Company's CHPNs are the cornerstone of this strategy. CHPNs have facilitated the introduction of the Company's HMO and POS products into new markets which have provided alternatives to group customer demand for lower cost health care. CHPNs are locally based equity ventures between the Company and a local physician group and/or hospital, which own the remaining equity interests in the CHPN. The Company owns at least 51% of the equity interests in each CHPN it has organized, and the local physician group and/or hospital own the remaining equity interest. Clinical services are provided by the physician or hospital partners as well as other providers with which the CHPN maintains contracts, and BCBSGA provides sales, management and administrative services, including information systems and data management services through service contracts with the CHPNs. Premium and fee revenues are received from subscribers by HMO-Ga which retains a flat percentage for administration and as a contribution to surplus. After deduction for premium taxes, the remaining premium revenue is used for payment of medical expenses and for contribution to the CHPN's retained earnings.

     The Company has taken several actions to support the CHPNs, including (i) providing initial and additional capital, (ii) hiring experienced managers to oversee sales, medical network management and financial performance in the local markets, (iii) providing dedicated claims processing and membership services,
(iv) developing a strategic information systems plan that addresses the information requirements, applications needs and systems architecture necessary to support the CHPNs and (v) enhancing medical management activities and continued development of NCQA processes and Health Plan Employer Data and Information Set ("HEDIS") reporting. Atlanta Healthcare Partners, Inc. (which operates in the Atlanta metropolitan area and surrounding counties) was the first CHPN to become operational. At the end of 1999 additional CHPNs, jointly owned by the Company and health care providers, were also operational in the Augusta and Savannah markets. The Company and the health care providers that were parties to the CHPNs in the Macon and Athens markets entered into termination agreements during 1999. The medical cost outcomes under these two joint venture arrangements were unsatisfactory for the partnership during the first three years of operation.

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

     Historically, the Company used a mixture of systems and processing platforms to meet its information requirements. Integral features of the SISP include a principal software application, GTE's Q/Care product, as modified for the Company, for claims processing and membership billing; a single hardware platform for claims processing; client server technology; and an Enterprise Data Warehouse ("EDW"). At the end of 1999, all of the Company's membership was processed through the Q/Care system. Remaining predecessor systems were retired during 1999. The EDW has been operational with medical management and claims data since December 1997. During 1999, the EDW included membership and premium revenue data, completing the initial phase of the evolution of the Company's EDW. With the update to the EDW and the migration of all membership to Q/Care during 1999, the Company has a technical infrastructure to provide highly available, reliable and responsive business and clinical systems that will position the Company to continue to excel in the dynamic health care marketplace.

     The Company also performs paperless claim clearinghouse/electronic data interchange activities and provides on-line eligibility, claims status and preauthorization/referral processing options to providers as well as on-line access by some large employer groups to their eligibility and summary claims information. Provider and employer on-line functionality has strengthened the Company's position for health care electronic commerce.

IMPACT OF YEAR 2000

     In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly. In the three years ended December 31, 1999, the Company expended $19.6 million for Year 2000 readiness costs. Capital expenditures for new hardware and software totaled $8.3 million. Renovation expenses of $11.3 million were expensed when incurred, with $4.6 million expensed in the 1999 period. These expenditures were funded from cash flows from operations. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital
Resources -- Year 2000 Computer Software Readiness."

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

                             PERFORMANCE BY PRODUCT

                                                                                  Year Ended
                                                             AT               December 31, 1999
                                                      DECEMBER 31, 1999    ------------------------
                                                         MEMBERS(1)         Premiums     Loss Ratio
                                                      -----------------    ----------    ----------
                                                                               ($ in Thousands)
INSURANCE PRODUCTS
Indemnity and PPO...................................        429,257        $  810,598       88.9%
HMO and POS.........................................        409,426           658,352       86.8%
Life................................................             --            17,344       50.5%
                                                          ---------        ----------       ----
          Total.....................................        838,683        $1,486,294       87.5%
                                                          ---------        ==========       ====

MANAGEMENT SERVICES PRODUCTS(2)
Indemnity and PPO networks..........................        753,592
HMO and POS networks................................         96,873
                                                          ---------
          Total.....................................        850,465
                                                          ---------
          Total -- All Products.....................      1,689,148
                                                          =========

---------------
(1) Includes actual membership for HMO and POS products and indemnity and PPO products with estimates for the FEP program and certain national participating business.

(2) Revenues for these administrative services arrangements in 1999 totaled $142.2 million.

  HMO and POS

     The Company's HMO product has been offered by HMO-Ga since 1986. From 1986 through 1993, the product did not experience substantial growth. However, in 1993, new management and an increased emphasis on sales of managed care products dramatically increased the market acceptance of HMO-Ga's products. HMO-Ga's HMO and POS products are now the Company's fastest growing products. At present, HMO-Ga is licensed and operational as an HMO in eight separate markets in Georgia, including Athens, Atlanta, Augusta, Columbus, Gainesville, Macon, Rome and Savannah, representing more than 6.0 million residents. HMO-Ga's HMO and POS products are offered to group subscribers as "Blue Choice Healthcare Plan", which is a prepaid coverage and preventive care product and as "Blue Choice Option", which is a point-of-service product that allows members to choose between HMO-Ga network providers and out-of-network providers. Premiums and management services fees are collected on a monthly basis from employers. Some employers allow members to elect, at annual enrollment, whether they wish to be in the "Blue Choice Healthcare Plan" or the "Blue Choice Option".

     Under the Company's HMO product, HMO members select a primary care physician who provides basic medical care for the member pursuant to a contract with HMO-Ga. The primary care physician coordinates all of the medical and health care for each HMO member, including physical examinations, specialist care and hospitalization. Each primary care provider is credentialed and periodically re-credentialed by the Company to maintain physician network standards. The primary care physician coordinates with the member and the Company to assure that contract benefits are delivered in a cost-effective manner. HMO benefit plans require varying copayments for health care services. Coverage for non-emergency hospitalization services requires prior approval by the member's primary care physician and must be provided in network facilities, except for certain specified services. HMO benefit plans also provide coverage for preventive treatment and wellness programs. Benefits such as dental services, pharmacy services and vision care may be purchased as options to the basic benefit plan with a variety of copayment levels.

     Blue Choice Option members are required to use a primary care physician for basic medical services and pre-certification of specialist services whether performed by network or non-network providers. Network hospitalization is fully covered. Non-network services and services obtained without primary care physician approval are subject to deductibles and significant coinsurance requirements.

  BlueChoice Platinum

     HMO-Ga's application to offer a Medicare Risk HMO product in nine counties within the Atlanta metropolitan statistical area was approved by HCFA in December 1996. This product, "BlueChoice Platinum" became operational in April 1997 and had over 16,000 members as of December 31, 1999. The individual BlueChoice Platinum product has no member premium and includes all traditional Medicare benefits plus preventive services, immunizations, annual vision screening, annual hearing screening and limited outpatient prescription coverage. The core benefits of the group BlueChoice Platinum product are those of the BlueChoice Platinum individual product with additional benefits defined by each employer.

  PPO

     The Company's PPO was first introduced in Georgia in the mid-1980's and began being offered as "Blue Choice PPO" in 1995. The Company's PPO is one of the three largest statewide provider networks in Georgia, serving approximately 417,000 members as of December 31, 1999.

     The Company's PPO products are intended to deliver health care benefits to employer groups at lower premium costs than traditional indemnity products due to benefit design, favorable pricing arrangements with network providers and utilization management and other cost control arrangements with network providers. The Company introduced its first PPO product for the individual market in February 1999. At December 31, 1999 there were 26,000 members served in the PPO individual market. Typically, 80% to 90% of the cost of covered health care services received by a subscriber through the PPO network is covered by the Company's PPO benefit plans. Non-network services are generally covered at 60% to 70%, subject to higher deductible and coinsurance requirements.

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

     The Company's indemnity products are offered to group subscribers as "New CHIP", the traditional indemnity insurance product with certain managed care features. Indemnity products are offered to individual subscribers as (i) "Flex Plus", a comprehensive major medical product for people under age 65, that provides a full range of benefits related to hospital, surgical, pharmacy and other associated medical expenses with varying deductible and coinsurance options, (ii) "hospital/surgical", a lower cost product than "Flex Plus" which insures only catastrophic non-routine services associated with a more serious medical condition related to a surgical procedure or inpatient hospital stay and which is also offered to people under 65 and (iii) "65 PLUS", a guaranteed issue plan that acts as a supplement to the federally insured Medicare program.

  Life Insurance

     GGL offers group life and disability products to employers of all sizes and is licensed to do business in seven states throughout the Southeast although its revenues are derived primarily from business in the State of Georgia. Term life insurance is commonly offered with accidental death and dismemberment ("AD&D") for all groups with less than 100 employees. For larger groups, the life product may be offered with health insurance. In addition to the standard term life and AD&D products, GGL also offers a contributory, voluntary life insurance product as well as a dependent life insurance product. GGL offers a variety of plan designs and coverage amounts. GGL also offers short-term and long-term disability insurance.

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

MARKETING AND SALES

  General

     The Company's marketing operations vary depending upon the market at which sales efforts are directed; individuals (i.e., direct pay), small employer groups (defined as groups of two to 50 employees), large employer groups (defined as groups of 50 or more employees) and major national groups (defined as groups of 500 or more employees). The Company's marketing efforts are coordinated by Local Market managers in each of the established local market regions, as well as by an Assistant Vice-President of Major/National Accounts and a Director of Individual Sales. Each of these individuals is supervised by the Executive Vice-President of Local Market Operations.

     From a competitive perspective, the Company addresses its market generally by geography, product and customer group size. Significant competition exists in the Atlanta, Macon, Columbus, Athens and Augusta markets for managed care products. In other metropolitan areas, the majority of competition is generally for indemnity or PPO products, although new market entrants with managed care capabilities continue to enter these areas.

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

UNDERWRITING

     In determining whether to accept groups and to establish appropriate rates for its plans, the Company uses specific underwriting criteria based on its accumulated actuarial data, with adjustments for factors such as claims experience, member mix and risk characteristic differences, to evaluate anticipated health care costs. The risk selection criteria utilized by the Company employ generally accepted risk characteristics and a flexible underwriting formula to generate new business and renewal rates. Rates and the rating process are monitored monthly with appropriate adjustments made quarterly. New business ratings for all groups with 100 or fewer employees are applied through the use of an automated proposal system, with rates and risk selection criteria being implemented by field sales personnel. For employer groups with 100 or more employees, all rates are determined by home office underwriting personnel, who utilize the same screening of risk characteristics that is conducted for employer groups of smaller size, but who attempt to blend actual claim experience (utilizing a flexible credibility formula and underwriting intervention) in order to establish an appropriate rate based on the Company's desired competitive position. Rates for groups smaller than 51 are regulated by Georgia law.

  Customers

     The Company has contracts with certain employer groups and government agencies that account for a significant portion of the Company's total business. One group accounted for 22% of the Company's total premium revenues and management services revenues in 1999. The Company's next two largest customers accounted for less than 9% of premium revenues and management services revenues in 1999. The Company also serves as fiscal intermediary for the Medicare Part A program. Claims processed for the Medicare Part A program, state agencies and the National Blue Cross Blue Shield interplan system totaled $4.2 billion in 1999. The Company receives fees for performing these services.

     The Company's contract with the State of Georgia, for self-funded benefits, expires June 30, 2001. In February 2000 the State of Georgia awarded a contract for the delivery of medical services for its new PPO program to a hospital provider network system. BCBSGA will retain its role as sole administrator for the State of Georgia's indemnity benefit plan and the new PPO program through June 30, 2001.

     The State of Georgia program accounts for over 25% of the Company's membership. The Company cannot currently estimate the number of members that will migrate from the State's indemnity plan to the new State PPO product, but the Company's management services revenue will be unaffected by this migration. The Company does expect an increase in HMO insured membership, for the State account, as part of the benefit program change and the effect of the contribution levels set by the State. A nominal decline in operating margin for 2000 for the aggregation of all products and services provided to the State is anticipated. The Company does not anticipate any impact on hospital contracting for its HMO, POS and PPO products as a result of the introduction of the new State PPO product. The Company expects nominal impact on hospital contracting arrangements for indemnity products this year as the Company's membership continues to shift to lower benefit cost products such as HMO and PPO.

     During the 1999 legislative session, the Georgia legislature created a new agency, the Department of Community Health (the "DCH"), which, among other things, will become the lead agency in coordinating and purchasing health care benefit plans for state and public employees and their dependents, as well as retirees. The Company expects the DCH to begin a bid process during the second half of this year for the administration of the State's health benefit plans for the periods beginning after July 1, 2001.

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

INVESTMENT PORTFOLIO

     The Company's conservative management of the investment process has played an integral role in creating and maintaining its financial strength. Earnings from the investment portfolio have contributed significantly to the profits of the Company. Over the five-year period from January 1, 1995 to December 31, 1999, investment income plus gains realized on sales of investments represented 123% of consolidated operating income. In 1999, such income and gains were $26.9 million compared to consolidated operating income of $40.9 million.

     Investment discretion of the Company's insurance subsidiaries is governed by investment guidelines which comply with the Georgia Insurance Code. The Company has established a two-tiered investment portfolio. Liquidity needs are met through an internally managed investment portfolio (the "Internal Portfolio") which is invested primarily in institutional money market accounts and short-term government agency notes. Those assets not required for liquidity are transferred to external money managers for long-term investment in the fixed income and equity markets (the "External Portfolio"). Applicable assets in both portfolios are currently held in custody by Wachovia Bank. On April 1, 2000, the assets held by Wachovia Bank will be transferred to State Street Bank due to a sale by Wachovia of its custody services. All bonds in the investment portfolios must have quality ratings of "A" or higher by Moody's Investors Service and Standard & Poor's Ratings Group. The equity investments in the Company's investment portfolios are highly diversified and limited to high quality, dividend paying, domestic equity securities. There are no derivative securities or instruments in the Company's investment portfolios. The Board of Directors of each insurance subsidiary reviews and approves investment related activities at least quarterly.

     BCBSGA's investment portfolio represented 65% of the Company's consolidated investment portfolio at December 31, 1999. BCBSGA's Internal Portfolio is managed by management staff, who report to the Treasurer and Chief Financial Officer ("CFO") of BCBSGA who in turn reports to the Treasurer of the Company. BCBSGA's External Portfolio is managed by independent advisory firms and is subject to the review of BCBSGA's CFO and the Finance Committee of BCBSGA's Board of Directors. The CFO monitors the performance of BCBSGA's investment managers and compares their performance on a monthly basis to predetermined benchmarks. The Finance Committee of the BCBSGA Board of Directors formally reviews performance of each investment manager on a quarterly basis. Performance is also calculated quarterly by an outside consultant, ING Baring LLC, including benchmarking to an extensive group of other professionally managed investment portfolios. The investment process is dynamic and continually reviewed for improvements and refinements.

     Shown below are the Company's consolidated invested assets by category. The following tables should be read in conjunction with the accompanying Consolidated Financial Statements and the related Notes thereto at Item 8 of this Form 10-K and with the discussion at Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of this Form 10-K.

                            INVESTMENTS BY CATEGORY

                                                               AS OF                   AS OF
                                                         DECEMBER 31, 1999       DECEMBER 31, 1998
                                                        --------------------    --------------------
                                                                      % OF                    % OF
                                                        CARRYING    CARRYING    CARRYING    CARRYING
                                                         VALUE       VALUE       VALUE       VALUE
                                                        --------    --------    --------    --------
                                                                      ($ IN MILLIONS)
Fixed maturities......................................   $256.8       77.8%      $239.5       73.6%
Equity securities.....................................     73.1       22.1         76.9       23.6
Short-term investments................................      0.3        0.1          9.2        2.8
                                                         ------      -----       ------      -----
          Total investments...........................   $330.2      100.0%      $325.6      100.0%
                                                         ======      =====       ======      =====

     The Company's consolidated portfolio is comprised primarily of highly liquid investment securities. The Company's fixed maturities consist of United States Government securities and corporate securities. At

December 31, 1999, all of the Company's fixed maturities consisted of instruments bearing fixed, rather than variable, rates of interest. The following summarizes the Company's fixed maturities by category.

                          FIXED MATURITIES BY CATEGORY

                                                                     AS OF
                                                               DECEMBER 31, 1999
                                                              --------------------
                                                                            % OF
                                                              CARRYING    CARRYING
                                                               VALUE       VALUE
                                                              --------    --------
                                                                ($ IN MILLIONS)
U.S. Treasury securities and obligations of U.S. government
  agencies..................................................   $162.1       63.1%
Corporate securities........................................     72.3       28.2
Mortgage-backed securities..................................     22.4        8.7
                                                               ------      -----
          Total fixed maturities............................   $256.8      100.0%
                                                               ======      =====

     The following table summarizes the Company's fixed maturities by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without a call or prepayment premium.

                     FIXED MATURITIES BY MATURITY CATEGORY

                                                                     AS OF
                                                               DECEMBER 31, 1999
                                                              --------------------
                                                                            % OF
                                                              CARRYING    CARRYING
                                                               VALUE       VALUE
                                                              --------    --------
                                                                ($ IN MILLIONS)
Due in one year or less.....................................   $ 28.4       11.1%
Due after one year through five years.......................    109.8       42.8
Due after five years through ten years......................     94.3       36.7
Due after ten years.........................................      1.9        0.7
Mortgage-backed securities..................................     22.4        8.7
                                                               ------      -----
          Total fixed maturities............................   $256.8      100.0%
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

     Price competition among benefit plans in the Company's markets, particularly the Atlanta metropolitan area, has intensified. According to public information, as of September 1999, 88% of the Georgia HMO and POS market was held by the Company and three national competitors: the HMO operations based in Georgia for Aetna and Prudential; Kaiser Foundation Health Plan of Georgia, Inc.; and United Health Care of Georgia, Inc. The Company's share was 34% and the largest competitor's share, Aetna/Prudential, was 24%. Because the Company's existing business operations are confined to markets within the State of Georgia, the

Company currently is unable to subsidize losses in these markets with profits from other markets as national companies can. The Company believes that certain larger, national competitors are able to subsidize losses in the Georgia market with profits from other markets in which they operate and could pursue such a strategy in the Company's markets in an effort to increase market share. The national health care industry has recently seen a consolidation of companies that offer health care insurance, including traditional indemnity and managed care products. In addition to intensifying competition, this consolidation may result in corporations with enhanced financial resources positioned to pursue a strategy of subsidizing losses to increase their market position in Georgia.

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

EMPLOYEES

     The Company had 2,635 employees at December 31, 1999. No Company employees are represented by any union, and the Company believes that its relations with its employees are satisfactory.

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

  Change or Acquisition of Control

     Georgia insurance law requires the Georgia Commissioner's prior approval of any transaction affecting change of control of, or other acquisition of, a domestic insurer, or of any person or entity that controls a domestic insurer. In general, a presumption of control exists if any person or entity beneficially owns or controls 10% or more of the voting securities of a domestic insurer or of a person that controls a domestic insurer. Any direct or indirect change in control of a domestic insurer or an entity which controls a domestic insurer is subject to the approval of the Georgia Commissioner, following a public hearing.

  Examinations

     BCBSGA, HMO-Ga and GGL are each subject to examination of their affairs by the Department. The Department conducts triennial examinations of insurance companies domiciled in Georgia. During the last quarter of 1999, the Department completed its financial examination and Market Conduct examination of BCBSGA, HMO-Ga and GGL for the period January 1, 1995 through December 31, 1997. As a result of those examinations, no matters were raised by the Department that would have a material impact upon the statutory financial statements of either BCBSGA, HMO-Ga or GGL.

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

ITEM 2.  PROPERTIES

     The Company's corporate headquarters occupies approximately 265,000 square feet of leased space in a 17-story building located in Atlanta, Georgia, and its main claims operations center occupies approximately 176,000 square feet of owned space in a four-story building located in Columbus, Georgia. Both facilities are in desirable and accessible locations. The Company leases space in 16 other buildings in communities throughout Georgia to support its operations. If the current rate of the Company's business growth continues, additional space may be required.

ITEM 3.  LEGAL PROCEEDINGS

     On September 18, 1998, Plaintiffs Allen Saravuth, Nga Nguyen, Chansamone Sengsavath and Fatana Pirzad, individually and on behalf of all others similarly situated (collectively, the "Richmond County Plaintiffs"), filed a lawsuit against the Company, BCBSGA, James L. Laboon, Jr., Fred L. Tolbert, Jr., Richard
D. Shirk, James E. Albright, W. Daniel Barker, Elizabeth W. Camp, Louis H. Felder, M.D., Edward M. Gillespie, Joseph D. Greene, Mel H. Gregory, Jr., Frank
J. Hanna, III, R. Pierce Head, Jr., Charles H. Keaton, James H. Leigh, Jr., M.D., Julia L. Mitchell-Ivey, Charles R. Underwood, M.D., W. Jerry Vereen, A. Max Walker, Dan H. Willoughby, M.D., Joe M. Young, and John B. Zellars (collectively, the "Defendant Directors") in the Superior Court of Richmond County, State of Georgia, bearing Civil Action File No. 98-RCCV-806. In addition, the Richmond County Plaintiffs filed a Motion for Temporary Restraining Order and Interlocutory Injunctive Relief, which was heard and denied by the Superior Court of Richmond County on September 21, 1998. The Richmond County Plaintiffs identify themselves as four individuals who were entitled to receive shares of the Company's stock in connection with the conversion of BCBSGA from a non-profit corporation to a regular business corporation (the "Conversion"). The Richmond County Plaintiffs assert claims for specific performance, fraud, breach of provisions of the Insurance Code of Georgia, breach of fiduciary duty, and request declaratory judgment and certification of a class action consisting of all persons who were "eligible subscribers" of BCBSGA as of February 1, 1996, and who did not become holders of Class A Stock of the Company. The Richmond County Plaintiffs allege that they and the members of the purported class are entitled to receive shares of Class A Stock in the Company. The Richmond County Plaintiffs allege alternatively that offering materials disseminated by BCBSGA during 1996 relating to Class A Stock of the Company contained materially misleading and deceptive statements and omissions and that the Richmond County Plaintiffs and the purported class members are entitled to an award of damages in excess of $100 million. The Richmond County Plaintiffs also asserted derivative causes of action against the Defendant Directors alleging that the Defendant Directors breached fiduciary duties by, among other things, approving the placement and issuance of Class B Stock in the Company during 1996, the issuance of Class A Stock in the Company, the settlement of the Let's Get Together, Inc. et al. v. Insurance Commissioner, et al., Civil Action E-61714 (Superior Court of Fulton County, Georgia) lawsuit, and certain management compensation. On November 9, 1998, Harrell Tiller, Charlie Deal and Olean Lokey joined the case as additional named plaintiffs. On December 9 and 10, 1998, a hearing was held on the plaintiffs' request for declaratory ruling on the issue of whether plaintiffs are properly shareholders of the Company and on December 17, 1998, the Superior Court ruled in favor of the plaintiffs. The Company filed an appeal with the Georgia Supreme Court which accepted jurisdiction and granted expedited treatment of the appeal. The Company's Board of Directors appointed a Special Litigation Committee to review the derivative claims. On April 14, 1999, the Special Litigation Committee reported to the Board of Directors that it had concluded that the derivative claims were without substance. On May 3, 1999, the Georgia Supreme Court reversed the ruling of the Richmond County Superior Court, holding that the Richmond County Superior Court erred in considering and ruling upon the plaintiffs' claims. The Georgia Supreme Court found that the Georgia Commissioner had broad power of review over the Conversion and that sufficient administrative remedies with the Georgia Commissioner had been available to the plaintiffs during and following the Conversion.

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

     On May 17, 1999, Harrell Tiller, Charlie Deal and Olean Lokey, who were among the Richmond County Plaintiffs, filed two separate Petitions for Declaratory Ruling (the "Petitions") before the Georgia Commissioner, seeking a declaration from the Georgia Commissioner that they, and others similarly situated, should have been issued shares of Class A Stock. On June 22, 1999, the Georgia Commissioner entered orders on the Petitions denying the relief sought. On June 22, 1999, Harrell Tiller, Charlie Deal and Olean Lokey filed two separate proceedings in the Superior Court of Richmond County. In these cases, styled In Re: Harrell Tiller, individually and on behalf of all others similarly situated v. Commissioner of Insurance of the State of Georgia, Civil Action No. 1999-RCCV-471 and In Re: Charlie Deal and Olean Lokey, individually and on behalf of all others similarly situated v. Commissioner of Insurance of the State of Georgia, Civil Action No. 1999-RCCV-470, the Petitioners sought judicial review of the decisions of the Georgia Commissioner of June 22, 1999 (the "Judicial Review Proceedings"). On September 21, 1999, the Superior Court of Richmond County entered orders reversing the Georgia Commissioner's orders. On October 12, 1999, the Company and BCBSGA filed Applications for Discretionary Appeal (the "Applications") with the Supreme Court of Georgia, seeking to have that court reverse the Superior Court of Richmond County's decisions. These Applications were transferred to the Court of Appeals of the State of Georgia on November 12, 1999. On October 21, 1999, the Georgia Commissioner filed an application for appellate relief from the Superior Court's decisions with the Court of Appeals of the State of Georgia, seeking to have that court overturn the Superior Court's decisions. On November 22, 1999, the Georgia Court of Appeals granted the Applications for Discretionary Appeal of all parties. The cases were docketed on December 15, 1999, and the parties are completing their briefing of the cases. Oral arguments were presented to the Court of Appeals on March 22, 2000. A decision from the Court of Appeals is expected to follow within two to four months. Management of the Company believes the case to be without merit and, in any event, believes that its impact, if any, on the assets of the Company would not be material.

     In the normal course of business, the Company is involved in and subject to claims, contractual disputes and other uncertainties. Management, after reviewing with legal counsel all of these actions and proceedings, believes that the aggregate losses, if any, will not have a material effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     As of February 29, 2000, the Company had 70,268 Class A shareholders of record. Presently, there is no market for the Class A Stock or any equity securities of the Company. The Company does not anticipate that any dividends will be paid on Class A Stock.

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

                                                            YEAR ENDED DECEMBER 31,
                                           ----------------------------------------------------------
                                              1999         1998         1997        1996       1995
                                           ----------   ----------   ----------   --------   --------
                                                                ($ IN THOUSANDS)
STATEMENT OF INCOME DATA:
Revenues:
  Premium revenue........................  $1,486,294   $1,189,665   $  989,789   $818,351   $709,425
  Management services revenue............     142,186      117,963       96,470     87,262     74,297
  Investment and other income............      19,687       17,183       17,259     14,358     11,980
  Realized gains.........................       7,214        9,254       11,300      4,113     15,265
                                           ----------   ----------   ----------   --------   --------
     Total revenues......................   1,655,381    1,334,065    1,114,818    924,084    810,967
Benefits expense.........................   1,300,923    1,032,520      881,554    702,234    613,031
Operating expenses.......................     313,603      279,218      233,651    202,072    176,387
                                           ----------   ----------   ----------   --------   --------
Operating income (loss)..................      40,855       22,327         (387)    19,778     21,549
Endowment of a non-profit
  foundation(1)..........................          --      (76,157)          --         --         --
Non-operating income.....................         255          255        1,275      1,275         --
                                           ----------   ----------   ----------   --------   --------
Income (loss) before income taxes and
  minority interests.....................      41,110      (53,575)         888     21,053     21,549
Income tax expense (benefit)(2)..........       9,061        2,073       (2,050)     3,159      3,857
Minority interests in (earnings) losses
  of joint venture investments...........         794       (1,520)       1,460       (421)      (282)
                                           ----------   ----------   ----------   --------   --------
Net income (loss)........................  $   32,843   $  (57,168)  $    4,398   $ 17,473   $ 17,410
                                           ==========   ==========   ==========   ========   ========

---------------
(1) During 1998, the Company endowed a non-profit foundation (See Note 8 of the accompanying Consolidated Financial Statements at Item 8 of this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" at Item 7 of this Form 10-K).

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

                                                           YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------------
                                             1999         1998         1997        1996       1995
                                          ----------   ----------   ----------   --------   --------
                                                               ($ IN THOUSANDS)
OPERATING DATA BY PRODUCT GROUP:
Premium Revenue by Product Group:
  HMO and POS...........................  $  658,352   $  503,135   $  331,393   $180,432   $ 89,943
  Indemnity and PPO.....................     810,598      670,588      643,626    627,155    611,211
  Life..................................      17,344       15,942       14,770     10,764      8,271
                                          ----------   ----------   ----------   --------   --------
     Total premium revenue..............   1,486,294    1,189,665      989,789    818,351    709,425
Management services revenue.............     142,186      117,963       96,470     87,262     74,297
                                          ----------   ----------   ----------   --------   --------
     Total premium revenue and
       management services revenue......  $1,628,480   $1,307,628   $1,086,259   $905,613   $783,722
                                          ==========   ==========   ==========   ========   ========
As a Percentage of Premium Revenue:
  HMO and POS...........................        44.3%        42.3%        33.5%      22.1%      12.7%
  Indemnity and PPO.....................        54.5%        56.4%        65.0%      76.6%      86.2%
  Life..................................         1.2%         1.3%         1.5%       1.3%       1.1%
                                          ----------   ----------   ----------   --------   --------
     Total..............................       100.0%       100.0%       100.0%     100.0%     100.0%
                                          ==========   ==========   ==========   ========   ========
Loss Ratio (Benefits Expense as a
  Percentage of Premium Revenue):
  HMO and POS...........................        86.8%        85.6%        89.5%      84.7%      80.0%
  Indemnity and PPO.....................        88.9%        88.5%        89.6%      86.7%      87.8%
  Life..................................        50.5%        52.6%        52.9%      53.9%      56.5%
                                          ----------   ----------   ----------   --------   --------
     Total loss ratio...................        87.5%        86.8%        89.1%      85.8%      86.4%
                                          ==========   ==========   ==========   ========   ========
Operating Expense Ratio (Operating
  Expenses as a Percentage of Premium
  Revenue and Management Services
  Revenue)..............................        19.3%        21.4%        21.5%      22.3%      22.5%
                                          ----------   ----------   ----------   --------   --------
Effective Income Tax Rate(1)............        22.0%        -3.9%      -230.9%      15.0%      17.9%
                                          ==========   ==========   ==========   ========   ========
BALANCE SHEET DATA (AT PERIOD END):
Cash & investments......................  $  388,729   $  377,830   $  315,323   $307,190   $223,994
Total assets............................     612,083      587,342      496,532    459,131    353,468
Total estimated benefit liabilities.....     201,587      184,075      149,581    119,511    110,374
Total liabilities.......................     334,410      325,018      254,850    224,916    180,429
Mandatorily redeemable preferred
  stock.................................      46,645       46,645       46,645     46,645         --
Common Stock............................           4            4            4          4         --
Additional paid-in capital(2)...........      45,188       45,188           --         --         --
Stock warrants exercisable(2)...........      29,968       29,968           --         --         --
Shareholders' equity....................     231,028      215,679      195,037    187,570    173,039

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

(2) During 1998, the Company endowed a non-profit foundation (See Note 8 of the accompanying Consolidated Financial Statements at Item 8 of this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" at Item 7 of this Form 10-K).

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

     Historically, substantially all of the Company's premium and management services revenues were derived from its traditional indemnity and PPO business; however, the growth of revenues and earnings in recent years is the result of a strategic shift in focus that began in 1992. As a result of the change in strategy, HMO and POS premiums have grown to 44% at the end of 1999 from 13% of total premiums at the end of 1995. Membership for fully insured HMO and POS products has grown to over 409,000 members at the end of 1999 from 81,000 members at the end of 1995. Additionally, HMO and POS membership under management services agreements totaled 97,000 and 51,000 at the end of 1999 and 1995, respectively, bringing total HMO and POS membership served to over 506,000 and 132,000 for the same periods. The growth in the HMO and POS products is attributable to new sales, in-group-growth and, to a lesser degree, migration of business from other traditional indemnity products offered by the Company. Over 80% of total medical services for the Company's HMO and POS products sold were provided through its CHPNs in 1999, compared to 59% in 1995.

     Management services revenue consists of fees for administrative services provided to commercial employer groups under self-funded arrangements, including claims processing, access to provider networks and other services rendered to third parties. Management services revenue also includes reimbursements for administrative expenses incurred in performing services as agent for federal and state government programs and for the national Blue Cross Blue Shield interplan system. Membership in these administrative services contracts has declined to 850,000 members at the end of 1999 from 888,000 members at the end of 1995. The decline in administrative services membership is due primarily to the migration of a segment of the State of Georgia employees from traditional indemnity benefit designs to HMO plans including the Company's HMO. Additionally, certain self funded employer groups have shifted to the national Interplan Teleprocessing System ("ITS") for Blue Cross Blue Shield plans.

     Membership served under insurance products and management services arrangements totaled 1,689,000 members at the end of 1999 compared to 1,333,000 members at the end of 1995.

     Prudent management of the Company's investments has played a significant role in developing and maintaining the Company's financial strength. Investment earnings, including realized gains on sales of investments, have represented an average of over 123% of operating income during the period January 1, 1995 through December 31, 1999.

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

     The Company's emphasis on managed care products, and the expenses associated with the change in its infrastructure to support managed care products and its investment in a Strategic Information Systems Plan, is reflected in its level of operating expenses as a percentage of premium and management services revenues, an average of 21% over the last five years.

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

     Results of operations are directly affected by premium rate adequacy which depends on pricing and underwriting decisions, the level of membership serviced by and the performance of the Company's physician, hospital, pharmacy and ancillary health care services networks (and since January 1995, by the Company's CHPNs), estimates of medical benefits, health care utilization, estimates of health care cost trends, effective administration of benefit payments, operating efficiencies, investment returns and federal and state laws and regulations.

RESULTS OF OPERATIONS

  1999 Compared to 1998

     Premium revenues increased $296.6 million to $1,486.3 million for the year ended December 31, 1999 from $1,189.7 million for the year ended December 31, 1998. HMO and POS premiums increased 31% to $658.4 million for the 1999 period from $503.1 million in 1998 primarily as a result of a 14% increase in membership and rate increases in the 1999 period. HMO and POS insured membership increased to 409,000 members at December 31, 1999 from 358,000 members at December 31, 1998 due to new sales and in-group growth. Premium revenues for indemnity and PPO products increased 21%, or $140.0 million, to $810.6 million for the year ended December 31, 1999 as a result of rate increases in 1999 and a 10% growth in the members served.

     Management services revenue increased $24.2 million to $142.2 million for the year ended December 31, 1999 compared to $118.0 million for the year ended December 31, 1998, as the Company has continued to experience increased administrative fee revenue from services provided to self-funded employer groups and other third parties and interplan network access fees from other Blue Cross Blue Shield plans. Self-funded employer group membership of 850,000 at December 31, 1999 declined from 870,000 members at December 31, 1998 as certain self-funded employer groups have shifted to the national ITS for Blue Cross Blue Shield plans.

     Membership served under insurance products and management services arrangements totaled 1,689,000 members at December 31, 1999, an increase of 4% over total membership of 1,620,000 at December 31, 1998.

     Realized gains of $7.2 million on the sale of marketable securities for the year ended December 31, 1999 were lower than gains realized of $9.3 million for the prior year. The magnitude of realized gains in any period can fluctuate due to fixed income and equity market performance, as well as timing of individual sale transactions, which are subject to decisions made by the Finance Committee of the Company's Board of Directors or by individual investment portfolio managers. Results in one period are not necessarily indicative of results to be expected in the future.

     The Company's medical loss ratio (benefits expense as a percentage of premium revenue) increased to 87.5% for the year ended December 31, 1999 up from 86.8% for the year ended December 31, 1998. Higher cost trends were identified resulting in higher loss ratios for all of the Company's employer group products for 1999 incurred periods.

     Operating expenses were $313.6 million for the year ended December 31, 1999, an increase of 12% over the same period a year ago, while premium revenue and management services revenues increased 25%. Due to the positive impact from premium increases in 1999 being realized at a rate higher than operating expense increases, operating expenses as a percentage of premium revenue and management services revenue continued to improve. Operating expenses were 19% of premium revenue and management services revenue for the year ended December 31, 1999 compared to 21% for the year ended December 31, 1998. Year 2000 readiness costs of $7.4 million for the years of 1999 and 1998, were included in operating expenses. Additionally, the 1999 period includes approximately $7.6 million in legal and other professional expenses related to the pending merger with WellPoint and the litigation referred to in Note 8 of the Notes to Consolidated Financial Statements, compared to $4.9 million incurred in the 1998 period.

     On July 8, 1998, the Company entered into a stipulation and agreement of settlement of a lawsuit concerning the conversion of the company to a for-profit corporation. The Company endowed a new non-profit foundation and issued cash, Class A Stock and Warrants pursuant to this settlement; in connection with this transaction, the Company recorded a non-recurring charge of $76.2 million for the year ended December 31, 1998. The Company recorded a tax benefit of $26.7 million related to this settlement, which was reduced to its expected realizable value of $4.6 million.

     The Company recorded tax expense of $9.1 million for the year ended December 31, 1999 compared to a tax expense of $2.1 million for the year ended December 31, 1998. The Company's effective tax rate in both periods (excluding the effect of the 1998 endowment of a non-profit foundation) consists primarily of federal alternative minimum tax and state income taxes, adjusted for the effect of other permanent book to tax differences, including non-deductible expenses and losses from CHPN subsidiaries that are not expected to generate a tax benefit currently or in the foreseeable future.

     As a result of the foregoing factors, operating income increased to $40.9 million for the year ended December 31, 1999 from $22.3 million for the year ended December 31, 1998. The Company recognized net income of $32.8 million for the year ended December 31, 1999 compared to net income of $14.4 million for the year ended December 31, 1998, excluding the $76.2 million endowment of a non-profit foundation, net of a tax benefit of $4.6 million.

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

     Management services revenue increased to $118.0 million for the year ended December 31, 1998 compared to $96.5 million for the year ended December 31, 1997, due primarily to increased administrative fee revenue from services provided to self-funded employer groups, other third parties and interplan network access fees from other Blue Cross Blue Shield plans in the 1998 period. Membership in self-funded employer groups increased to 870,000 members at December 31, 1998 from 863,000 members at December 31, 1997.

     Investment and other income for the year ended December 31, 1998 was $17.2 million, slightly below investment and other income for the prior year. Although the Company's average investment portfolio increased year over year, the investment yield (excluding realized gains and losses) declined to 5.1% in 1998 due to lower interest rates compared to an investment yield of 5.4% in 1997. Additionally, other income in 1997 included $0.6 million related to non-recurring income.

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

     Operating expenses increased 20% to $279.2 million for the year ended December 31, 1998 from $233.7 million for the year ended December 31, 1997, principally due to growth in the Company's infrastructure necessary to support the increased HMO and POS membership base, information technology changes, Year 2000 readiness costs and Medicare Risk product development. Year 2000 readiness costs were $4.6 million in 1998. Additionally, during the year ended December 31, 1998, the Company recognized increased operating expenses of $4.9 million related to the settlement of the Lawsuit and the proposed Merger with WellPoint. The operating expense ratio (operating expenses as a percentage of premium revenue and management services revenue) was 21.4% for the year ended December 31, 1998, compared to 21.5% for the year ended December 31, 1997.

     On July 8, 1998, the Company entered into a stipulation and agreement of Settlement of the Lawsuit. The Company endowed the Foundation and issued cash, Class A Stock and Warrants to the Foundation Shareholders pursuant to the Settlement; in connection with this transaction, the Company recorded a nonrecurring charge of $76.2 million for the year ended December 31, 1998.

     In January 1998, a hospital purchased stock warrants exercisable for common stock of one of the Company's CHPN subsidiaries in exchange for a note receivable. In January 1997, a hospital purchased a 5% interest in one of the Company's CHPN subsidiaries. These transactions were recorded as non-operating income for the years ending December 31, 1998 and 1997.

     The Company recorded tax expense of $2.1 million for the 1998 period compared to a tax benefit of $2.1 million for the 1997 period. Net tax expense in 1998 is from the alternative minimum tax, increased for CHPN losses that are not expected to generate benefit in the foreseeable future, offset by tax benefits related to the Lawsuit Settlement, and the difference in book and tax bases in CHPN investments both reduced to expected realizable value. The net tax benefit in 1997 included the utilization of loss carryforwards and tax benefits from the Company's long-lived tax assets and the difference in book and tax bases of its CHPN investments reduced to expected realizable value.

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

     Assets not required for short-term liquidity needs are transferred to a portfolio of investments in the fixed income and equity markets. This portfolio, which provides reserves for future payment obligations and funds for long-term liquidity needs, is managed by several independent advisory firms. The Company's investment policies are designed to provide liquidity to meet anticipated payment obligations, to preserve capital and to maximize yield in conformance with all regulatory requirements. Of the Company's total investment portfolio at December 31, 1999, $321.0 million is held at its insurance subsidiaries and is invested subject to limitations prescribed by Georgia insurance statutes.

     Cash and investments were $388.7 million or 64% of total assets at December 31, 1999. The allocation of the Company's external investment portfolio has been consistently maintained with approximately 70% in fixed maturities, all of which are investment grade, and the balance in equity securities. Corporate and government bonds are in issues with ratings of "A" or better by Moody's Investors Service and Standard & Poor's Rating Group and investments in equity securities are in domestic, dividend paying companies. The Company's portfolio currently does not contain any derivative securities or instruments, or any real estate investments or equity investments in corporations engaged solely in real estate activities. Management believes that the Company's conservative investment portfolio contributes to its financial stability.

     The Company's balance sheet has improved steadily since 1995, with total assets growing to $612.1 million at December 31, 1999, up from $353.5 million at December 31, 1995. A substantial portion of the increase was a result of growth in the Company's cash and investment portfolio as it invested excess cash generated from operating activities and investment earnings.

     The Company has historically satisfied its ordinary cash requirements from operations. Net cash provided by operating activities amounted to $39.6 million for 1999. Because of the nature of the Company's business, current cash flows from operations are not necessarily expected to be indicative of future results; however, the Company does believe its future cash resources will be adequate to meet its operating requirements.

     BCBSGA maintains a $55.0 million insolvency line of credit with a group of banks. The insolvency line of credit may be drawn on solely in the event of any insolvency of BCBSGA to pay authorized insurance policy claims. The insolvency line of credit is designed to satisfy certain membership standards of the BCBSA from which the Company and certain of its subsidiaries have the exclusive license to do business in Georgia under the name "Blue Cross and Blue Shield", and to use the Blue Cross and Blue Shield names, trademarks and service marks with respect to the Company's indemnity, PPO, HMO, POS and life insurance products. The Company does not anticipate making draws on the insolvency line of credit.

     BCBSGA, HMO-Ga and GGL are domiciled in the state of Georgia and prepare their statutory statements in accordance with accounting principles and practices prescribed by the Georgia Insurance Department. These entities may distribute dividends only out of realized profits (undistributed, accumulated, net earnings since organization). The amount of dividends distributable each year is limited to the greater of the prior year's net income determined on a statutory basis or 10% of prior year statutory surplus. In addition, dividends distributable by BCBSGA are further limited by the Conversion order (approved by the Georgia Commissioner of Insurance on December 27, 1995 related to BCBSGA's conversion to a for-profit corporation). Dividend distributions by BCBSGA, HMO-Ga and GGL above these defined limits require a filing with, and in some cases special approval by, the Georgia Commissioner.

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

     In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the company experienced no disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly. In the three years ended December 31, 1999, the Company expended $19.6 million for Year 2000 readiness costs. Capital expenditures for new hardware and software totaled $8.3 million. Renovation expenses of $11.3 million were expensed when incurred, with $4.6 million expensed in the 1999 period. These expenditures were funded from cash flows from operations.

     The Company believes that future capital requirements can be met with a combination of (i) the Company's current resources, (ii) cash flows from operations, (iii) borrowings and (iv) potential debt or equity offerings. Management believes that the consummation of the Merger will provide the Company with significant additional capital alternatives.

  Commitments and Contingencies

     Refer to Item 3, "Legal Proceedings" of this Form 10-K which description is incorporated herein by reference.

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

          As of December 31, 1999, approximately 77.8% of the value ($256.8 million) of the consolidated portfolios was held in financial instruments with fixed maturities, which are described above at Item 1, "Business-Investment Portfolio". The primary market risk exposure is to changes in interest rates. At December 31, 1999, an immediate one percentage point decrease in interest rates would increase the net aggregate market value of the fixed income portfolio by $9.0 million. An immediate one percentage point increase in interest rates would decrease the net aggregate market value of the fixed income portfolio by $9.1 million. Comparatively, at December 31, 1998, an immediate one percentage point decrease in interest rates would increase the net aggregate market value of the fixed income portfolio by $8.1 million. An immediate one percentage point increase in interest rates would decrease the net aggregate market value of the fixed income portfolio by $8.2 million. Corporate Treasury manages interest rate exposure by maintaining a short duration. The modeling technique used by the Company considers the net present value of cash flows (including duration estimates). Short-term debt instruments, approximately 0.1% of the value ($0.3 million) of the consolidated portfolios, with a fair value equal to their cost are excluded from the aggregate net market value market risk exposure analysis.

          The fair value of the common equity portfolio, excluding investments in affiliated entities (0.1% of the common equity portfolio), was $72.3 million as of December 31, 1999. The equity portfolio is highly diversified and limited to high quality domestic dividend paying stocks. The primary market risk exposure is therefore an overall decline in market prices for balanced portfolios composed of the equity securities of seasoned domestic companies. At December 31, 1999, assuming an immediate 10% decrease in each equity security price, the hypothetical pre-tax loss in fair value is $7.3 million. Likewise, assuming an immediate 10% increase in each equity security price, the hypothetical pre-tax gain in fair value is $7.3 million. Comparatively, at December 31, 1998, assuming an immediate 10% decrease in each equity security price, the hypothetical pre-tax loss in fair value is $7.5 million. Likewise, assuming an immediate 10% increase in each equity security price, the hypothetical pre-tax gain in fair value is $7.5 million. The Company's unrealized net gains and losses are recorded net of taxes as accumulated other comprehensive income in the Shareholders' equity section of the accompanying Consolidated Financial Statements at
     Item 8 of this Form 10-K.

     While the first two months of 2000 have been unfavorable for equities (e.g. the Standard & Poor's index declined 7.0%) due to rising short-term interest rates, the Company does not anticipate any material change in primary market risk exposure for the entire year 2000.

     The portfolios and their management are also described and discussed above at Item 1, "Business-Investment Portfolio" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Liquidity".

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements listed in Item 14(a)(1) are included in this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information as of February 29, 2000 regarding each of the Directors of the Company and the executive officers of the Company or BCBSGA. Each Director of the Company also serves as a Director of BCBSGA.

NAME                                     AGE                           TITLE
----                                     ---                           -----
James L. LaBoon, Jr....................  63     Chairman of the Board of Directors of the Company
                                                and Blue Cross and Blue Shield of Georgia, Inc.
Fred L. Tolbert, Jr....................  70     Vice Chairman of the Board of Directors of the
                                                Company and Blue Cross and Blue Shield of Georgia,
                                                Inc.
Richard D. Shirk.......................  54     Chief Executive Officer, President and Director of
                                                the Company and Blue Cross and Blue Shield of
                                                Georgia, Inc.
William A. Alias, Jr...................  58     Director
Elizabeth W. Camp......................  48     Director
Edward M. Gillespie....................  64     Director
Joseph D. Greene.......................  59     Director
Mel H. Gregory, Jr.....................  63     Director
Frank J. Hanna, III....................  38     Director
Warren Y. Jobe.........................  59     Director
James H. Leigh, Jr., M.D...............  57     Director
James R. Lientz, Jr....................  56     Director
Julia L. Mitchell-Ivey.................  66     Director
John W. Robinson, Jr...................  60     Director
Arnold M. Tenenbaum....................  63     Director
W. Jerry Vereen........................  59     Director
Joe M. Young...........................  71     Director
John A. Harris.........................  49     Treasurer of the Company, Executive Vice President
                                                of Finance and Strategic Planning of Blue Cross and
                                                Blue Shield of Georgia, Inc.
Hugh J. Stedman........................  52     Secretary of the Company, Senior Vice President and
                                                General Counsel of Blue Cross and Blue Shield of
                                                Georgia, Inc.
Mark Kishel, M.D.......................  53     Executive Vice President, Chief Medical Officer of
                                                Blue Cross and Blue Shield of Georgia, Inc.
Richard F. Rivers......................  46     Executive Vice President, Chief Operating Officer of
                                                Blue Cross and Blue Shield of Georgia, Inc.
Richard A. Steinhausen.................  56     Executive Vice President, Service Operations and
                                                Information Systems of Blue Cross and Blue Shield of
                                                Georgia, Inc.
R. Neil Vannoy.........................  53     Executive Vice President, Community Operations of
                                                Blue Cross and Blue Shield of Georgia, Inc.
Robert A. Yungk........................  43     Executive Vice President, Local Market Operations of
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

     Fred L. Tolbert, Jr., is retired as President of Albany First Federal Savings and Loan in Albany, Georgia. He currently operates his own real estate investment company in Albany, Georgia. Mr. Tolbert is a Trustee of the Darton College Foundation. He has been a Director of BCBSGA since 1983 and Vice Chairman of the Board since 1994. He has been Vice Chairman of the Board and a Director of the Company since its organization in February 1996, and its Vice Chairman since March 22, 1996. He also serves as Chairman of the Board of Directors of GBG.

     Richard D. Shirk joined BCBSGA as President and Chief Executive Officer on April 1, 1992 and has been a Director of BCBSGA since that date. He has been President, Chief Executive Officer and a Director of the Company since its organization in February 1996. Mr. Shirk has been Chairman of GGL since 1992. He is also a Director of HMO-Ga and GBG. Mr. Shirk has more than 25 years of experience in employee benefits and managed care. He was a key senior officer of Equicor in its formation in 1986, serving as President of the Southern Region. When Equicor combined business operations with CIGNA in 1990, Mr. Shirk was named Senior Vice President of the Central Region and coordinated the integration of managed care operations of the companies. Mr. Shirk is a board member of the Georgia Coalition for Health and the National Institute of Health Care Management. He is a board member of Central Atlanta Progress and serves as Chairman of the Georgia U.S.O.C. Steering Committee, as well as on the board of directors of the Georgia Chamber of Commerce and the Board of SSgA Mutual Funds. He is Director of the Buckhead Coalition and Metropolitan Atlanta Chapter of the American Red Cross.

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

     Elizabeth W. Camp is President of Camp Oil Company in Rome, Georgia. Prior to joining Camp Oil, Ms. Camp held positions as an attorney at Silver, Freedman & Taff, attorneys in Washington, D.C. and as an accountant at Arthur Andersen, LLP in Atlanta, Georgia. Ms. Camp is a member of the Boards of Directors of Citizens First Bank in Rome, Camp Oil Company, Inc. and Sav-A-Ton Oil. She is a member and past Chairman of the Board of Alumni Advisors for the Terry School of Business at the University of Georgia. She is also a member of the Board of Trustees of Darlington School in Rome. She has been a Director of BCBSGA since 1993 and a Director of the Company since its organization in February 1996.

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

     Frank J. Hanna, III is, and has been since 1993, the Chief Executive Officer of HBR Capital, Ltd., an investment firm based in Atlanta, Georgia. Mr. Hanna began his career in Atlanta as a corporate attorney with the Atlanta law firm of Troutman Sanders LLP. Mr. Hanna is also extensively involved in education, including serving as a founding member of the Board of Directors of the Archbishop Donnellan School and as a Director of Pinecrest Academy. Mr. Hanna is a Director of CompuCredit Corporation. Mr. Hanna is a graduate of the University of Georgia and the University of Georgia School of Law. Mr. Hanna became a Director of the Company and BCBSGA in February 1996.

     Warren Y. Jobe, is Senior Vice President of Southern Company responsible for corporate development including customer relations and civic affairs. Mr. Jobe is also Executive Vice President of Georgia Power Company and President of the Georgia Power Foundation. Mr. Jobe is Chairman of the Board of Trustees of Oglethorpe University. He is also currently a member of the Board of Directors of the Atlanta Symphony Orchestra and the National Science Center, Inc. In the past, Mr. Jobe has served on the Board of Regents of the University System of Georgia and the Boards of Directors of the Georgia Chamber of Commerce, the Visiting Nurse Health System of Atlanta, the Dekalb Regional Healthcare system and various other civic and community organizations. Mr. Jobe became a Director of BCBSGA and the Company in March 1999.

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

     John W. Robinson, Jr., is President of Southern Waistbands Incorporated. Until June 1996, he was also a manufacturer's representative for Threads USA. He has served as a member of the Board of Directors of the Bank of Bartow and Bank South Corporation and is currently an Advisory Director to NationsBank Northeast Georgia. He is a Trustee of The Georgia Baptist Foundation, serves on the Executive Committee and is a past Chairman. Mr. Robinson has served on the Georgia Board of Natural Resources and the Board of Regents of the University System of Georgia and has been a Trustee of Athens Academy and a Director of the Barrow

County Chamber of Commerce. Mr. Robinson became a Director of BCBSGA and the Company in March 1999.

     Arnold M. Tenenbaum is President of Chatham Steel Corporation. He is a member of the Boards of Directors of the Georgia Lottery Commission, First Union National Bank of Savannah, First Union Bank of Georgia and Savannah Electric & Power Company. Mr. Tenenbaum is a past President of the Telfair Academy of Arts & Sciences, the Chairman of the Steel Service Center Institute and past Chairman of the Georgia Chamber of Commerce. He has been a Director of BCBSGA and the Company since 1997. He is also a member of the Board of Directors of HMO-Ga.

     W. Jerry Vereen is President and Chief Executive Officer of Riverside Manufacturing Company in Moultrie, Georgia and is acting Chairman of the Board of Directors of Riverside Manufacturing Company and all of its subsidiary corporations. Mr. Vereen serves on the Boards of Directors of Georgia Power Company, Georgia Chamber of Commerce, Gerber Scientific, Inc., American Apparel Manufacturers Association, and the Textile Clothing Technological Corporation, the International Apparel Federation and the Georgia Research Alliance. He has been a Director of BCBSGA since 1993 and a Director of the Company since its organization in February 1996.

     Joe M. Young is the General Manager of LOR, Inc. and Rollins Investment Fund, two entities which manage the holdings of the family of the late O. Wayne Rollins. His service with LOR, Inc. commenced in 1979 and with Rollins Investment Fund at its inception in 1988. He also serves as an Officer and Director of several other related entities and as a Trustee of several Rollins Family Foundations and Trusts. Since 1992 he has been a Director of Valley Systems, Inc., a public company traded on The NASDAQ Stock Market. Mr. Young became a Director of BCBSGA and the Company in February 1996.

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

     R. Neil Vannoy joined BCBSGA as Senior Vice President of Public Affairs and Product Development in July 1992. In 1994, he was appointed Executive Vice President of Community Operations of BCBSGA and is responsible for community healthcare partnership developments and government programs. Prior to joining BCBSGA, Mr. Vannoy served in management positions with Prudential Insurance Company for 16 years, including Vice President, Group Corporate at Prudential's New Jersey headquarters, Vice President in charge of the Company's Southern Group Operations, Vice President of Florida Group Operations and Vice President of Group Marketing and Sales at the New York City group office. Mr. Vannoy is a member of the Boards of Directors of the Georgia Business Forum and the Company's Community Health Partnership Network joint ventures in Atlanta and Savannah. He serves on the Professional Advisory Council of Mission New Hope in Atlanta, supported the development of the Georgia Coalition for Health as a member of the formation steering committee and serves on the technical advisory committee of the Georgia Health Policy Center. Mr. Vannoy holds a Chartered Life Underwriter designation.

     Robert A. Yungk joined BCBSGA on December 15, 1997 with 18 years experience with national managed care companies. Mr. Yungk has extensive managed care experience with staff, group, gatekeeper and open access IPA's, Point of Service, Preferred Provider Organization and pre-paid Dental HMO's. Most recently he served in a dual capacity as President and CEO of United Healthcare of Alabama and Executive Vice President and COO of United Healthcare South, a six-region managed care plan with 650,000 HMO members. During his 12 years at Lincoln National Corporation he served in various senior roles in health plan management, corporate and regional sales. He also holds a Chartered Life Underwriter designation.

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

     Class One -- Term Expires at the 2002 Annual Meeting of Shareholders

Elizabeth W. Camp(1)
Mel H. Gregory, Jr.
James L. LaBoon, Jr.
James H. Leigh, Jr., M.D.
Julia L. Mitchell-Ivey
John W. Robinson, Jr.(1)

     Class Two -- Term Expires at the 2000 Annual Meeting of Shareholders

Edward M. Gillespie
Joseph D. Greene, CLU(1)
James R. Lientz, Jr.(1)
W. Jerry Vereen
Joe M. Young(2)

     Class Three -- Term Expires at the 2001 Annual Meeting of Shareholders

William A. Alias, Jr.
Frank J. Hanna, III(2)
Warren Y. Jobe(1)
Richard D. Shirk
Arnold M. Tenenbaum(1)
Fred L. Tolbert, Jr.
---------------
(1) Ms. Camp and Messrs. Green, Jobe, Lientz, Robinson and Tenenbaum are Class A Designated Directors
(2) Mr. Young is a Class Two, Preferred Designated Director. Mr. Hanna is a Class Three, Preferred Designated Director.

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

     On March 4, 1997 a special nominating committee composed of two Continuing Directors and Ms. Camp and Mr. Greene, the then current Class A Designated Directors, nominated Mr. Greene and James R. Lientz, Jr. as Class A Designated Directors to serve as Class Two Directors until the 2000 Annual Meeting or until their successors are duly elected and qualified and Arnold Tenenbaum as a Class A Designated Director to serve as a Class Three Director until the 1998 Annual Meeting to be voted on by all of the holders of the Class A Stock at the Annual Meeting of Shareholders held on April 25, 1997 (the "1997 Annual Meeting"). The three nominees were elected as Class A Designated Directors at the 1997 Annual Meeting. Prior to the third meeting of the holders of Class A Stock scheduled for December 30, 1998 at which Class A Designated Directors were to be elected (the "1998 Annual Meeting"), a special nominating committee composed of two Continuing Directors and the Class A Designated Directors nominated Arnold Tenenbaum and Warren Y. Jobe as Class A designated Directors to serve as Class Three Directors until the Annual Meeting of Shareholders held in 2001. As described herein at Part I, Item 4, the 1998 Annual Meeting was adjourned until an undetermined date. Following this adjournment, there existed two vacancies on the Board of Directors for Class A Designated Directors. In order to comply with the Plan of Conversion approved by the Georgia Commissioner in connection with the Conversion, effective March 15, 1999 the Board of Directors unanimously appointed John W. Robinson, Jr. and Warren Y. Jobe as Class A Designated Directors in Class One and Class Three, respectively. These appointments were ratified by the holders of Class A Stock at the 1999 Annual Meeting. Following these Director appointments, at each annual meeting until the Class A Stock is converted to Common Stock as provided in the Articles of Incorporation, a special nominating committee composed of the six Class A Designated Directors will nominate, and the holders of the Class A Stock will be entitled to elect, two Class A Designated Directors each year to replace the Class A Designated Directors whose terms expire during such year.

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

                  SECTION 16(A) OF THE SECURITIES EXCHANGE ACT
                         BENEFICIAL OWNERSHIP REPORTING

     Section 16(a) of the Exchange Act and regulations of the Commission thereunder require the Company's executive officers and Directors and persons who own more than ten percent of the Company's Class A Stock, if any, as well as certain affiliates of such persons, to file initial reports of ownership and reports of changes in ownership with the Commission. Executive officers, Directors and persons owning more than ten percent of the Company's Class A Stock are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such reports received by it and written representations from the reporting persons that no other reports were required for those persons, to the Company's knowledge, during and with respect to the fiscal year ended December 31, 1999, all filing requirements applicable to its executive officers and Directors were complied with in a timely manner. To the Company's knowledge, other than the Foundation there is no person that owns more than ten percent of the Company's Class A Stock.

ITEM 11.  EXECUTIVE COMPENSATION

GENERAL

     The following table summarizes by various categories, for the fiscal years ended December 31, 1999, 1998 and 1997, the total compensation earned by (i) the Chief Executive Officer of the Company, and (ii) each of the four most highly compensated executive officers of the Company or BGBSGA who were serving as executive officers at December 31, 1999 and whose salary and bonus for the fiscal year ended December 31, 1999 exceeded $100,000 (collectively referred to as the "Named Executive Officers").

                      TABLE 1: SUMMARY COMPENSATION TABLE

                                                                             LONG-TERM
                                              ANNUAL COMPENSATION           COMPENSATION     ALL
                                       ----------------------------------   ------------    OTHER
                                                             OTHER ANNUAL       LTIP       COMPEN-
                                        SALARY     BONUS     COMPENSATION     PAYOUTS      SATION
NAME AND PRINCIPAL POSITION     YEAR    ($)(1)     ($)(2)       ($)(3)         ($)(4)      ($)(5)
---------------------------     ----   --------   --------   ------------   ------------   -------
Richard D. Shirk..............  1999   $537,500   $379,923       --                   --    4,265
  Chief Executive Officer,      1998    500,000    423,940       --                   --    4,505
  President and Director of
     the                        1997    481,250         --       --              281,437    4,030
  Company and BCBSGA
Richard F. Rivers.............  1999    318,750    175,256       --                   --    3,604
  Executive Vice President      1998    307,500    183,600       --                   --    2,376
  and Chief Operating Officer   1997     77,299         --       --                   --      279
  of BCBSGA(6)
John A. Harris................  1999    273,500    139,553       --                   --    3,430
  Treasurer of the Company,     1998    254,000    162,432       --                   --    3,460
  Executive Vice President,     1997    225,750         --       --               89,967    3,202
  Finance and Strategic
  Planning of BCBSGA
Mark Kishel, M.D..............  1999    245,000     91,434       --                   --    3,325
  Executive Vice President      1998    225,000    121,525       --                   --    3,276
  and Chief Medical Officer     1997    208,750         --       --               89,967    3,238
  of BCBSGA
Stuart G. Wright..............  1999    300,000    265,771       --                   --    3,569
  Senior Vice President and     1998    300,000     91,800       --                   --    3,238
  Chief Information Officer of  1997    199,000         --       --               34,167    3,213
  BCBSGA(7)

---------------
(1) Includes amounts deferred at the election of the officers pursuant to the Tax-Favored Savings Program and other deferred compensation plans.
(2) Threshold financial performance criteria pursuant to the Annual Incentive Program was not achieved for 1997; no bonuses were earned for that period.
(3) Perquisites for Named Executive Officers were less than 10% of their total salary for all periods presented.
(4) No payments were made in 1998 as threshold financial performance criteria was not achieved for the 1995-1997 performance period. Includes payments in 1997 to the Named Executive Officers for long-term incentive payments for the 1994-1996 performance period. The long-term incentive plan was replaced by the performance unit plan during 1997.
(5) Reflects contributions to the Tax-Favored Savings Program in 1999, 1998 and 1997, respectively, of $2,525, $2,525 and $2,500 for Mr. Shirk, Mr. Harris and Mr. Wright, $2,525, $2,444 and $2,500 for Dr. Kishel and $2,525, $1,188
    and $-0- for Mr. Rivers, as well as the following premium payments on group term life insurance in 1999, 1998 and 1997, respectively: Mr. Shirk, $1,740 $1,980 and $1,530; Mr. Rivers, $1,079, $1,188 and $279; Mr. Harris, $905,
    $935 and $702; Dr. Kishel, $800, $832 and $738; and Mr. Wright, $1,044, $713
    and $713.
(6) Mr. Rivers joined the Company in September 1997.
(7) 1999 bonus for Mr. Wright includes a nonrecurring bonus of $200,000 related to the successful execution of the Company's Year 2000 Readiness Plan.

LONG-TERM INCENTIVE COMPENSATION

     Prior to fiscal year 1997, BCBSGA maintained a Long-Term Incentive Plan ("LTIP"). The LTIP was designed to reward participants for their contributions to the successful achievement of specific financial, market share and customer service goals based on the Company's long-term business strategy. Goals were established for three-year performance periods. Prior to 1997, long-term incentive award opportunities had been established for four performance cycles, the 1992-1994 performance period, the 1993-1995 performance period, the 1994-1996 performance period and the 1995-1997 performance period. Named Executive Officers received payouts for the 1994-1996 performance cycle which are reflected in the Summary Compensation Table. Minimum threshold levels for financial performance were not achieved for the 1995-1997 cycle. No payouts to Named Executive Officers were due for that performance period. The LTIP was terminated as of December 31, 1997, and there are no remaining payments due under the LTIP with respect to any period for which it was in effect.

     In July 1997, the Company adopted the Performance Unit Plan (the "PUP") effective February 2, 1996 to replace the LTIP and to reward key employees for creating and increasing the value of the Company. The Compensation Committee of the Board of Directors of the Company is responsible for the administration of the PUP including designation of participants and granting of units. The PUP provides that the Compensation Committee will award up to an aggregate of one million (1,000,000) units to designated key employees. The terms of the PUP established a beginning value of the Company of $221,000,000, as determined as of February 2, 1996, with a beginning per unit value of $22.11. Under the PUP, participants become vested in their units upon the occurrence of the earliest of a "Change in Control" of the Company, the participant's death, disability or retirement under the Company's tax-qualified retirement plan, the end of a Measurement Period (as defined in the PUP) or December 31, 1999, so long as a participant remains employed by the Company through the date of a shareholder liquidity event, unless termination should occur by reason of death, disability or retirement under the Company's defined benefit plan. The term "Measurement Period" is defined in the PUP as the period beginning on February 2, 1996 and ending on the date when the Company's value is first determinable, i.e., upon a market event that creates a definite value and results in liquidity. The Company's Board is granted authority to determine when such a market event has occurred, until such time as the Company's Common Stock is listed or traded on a recognized United States exchange. At the end of 1999, there was no market/liquidity event as defined in the plan; therefore, units granted under the plan did not have any assigned value.

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

     At the end of February 2000, there were 964,000 performance units outstanding which were granted to 259 employees during 1999 and 1998. Awards under the performance unit plan were made to the Named Executive Officers during 1998. Awards to the Named Executive Officers and the amounts that become payable to them under the PUP due to the Merger, assuming the purchase price of $500,000,000 (and therefore an ending unit value of $50.00; $50.00 - $22.11 =
$27.89 per unit), are as follows: Richard D. Shirk,

138,000 units, $3,848,820; Richard F. Rivers, 30,000 units, $836,700; John A.
Harris, 67,000 units, $1,868,630; Mark Kishel, 55,000 units, $1,533,950; and
Stuart G. Wright, 25,000 units, $697,250.

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

     The amount of contributions required by BCBSGA to fund benefits for its employees is determined each year by actuaries. Participant contributions are not permitted. Benefits under the Retirement Plan are insured by the Pension Benefit Guaranty Corporation. The Retirement Plan is administered by BCBSA. All contributions are held in a tax-qualified trust, and Bankers Trust Company serves as Trustee to the Retirement Plan. BCBSGA made a contribution of $1.3 million to the Retirement Plan for the plan year ended December 31, 1999. The amounts shown in the Summary Compensation Table above do not include BCBSGA's contributions in connection with the Retirement Plan for the Named Executive Officers. Such amounts are not and cannot be readily separated or individually calculated.

     In order to provide benefits to certain of its highly compensated or management employees whose benefits under the Retirement Plan will be limited due to requirements of the Code, BCBSGA maintains the Blue Cross and Blue Shield of Georgia, Inc. Executive Benefit Restoration Plan (the "Restoration Plan"), in which all of the Named Executive Officers participate. Generally, participants are recommended by the Chief Executive Officer and approved by the Compensation Committee. The Restoration Plan provides benefits to participants whose benefits under the Retirement Plan are restricted by the compensation and annual addition limitations described in Code Sections 401(a)(17) and 415. A participant becomes vested in his benefit under the Restoration Plan upon retirement or disability after attainment of age 55 and completion of five years of service (as defined in the Retirement Plan). A participant whose employment is terminated within one year following a change in control (as defined in the Restoration Plan) for reasons other than death or disability will have a fully vested right to receive all benefits accrued under the Restoration Plan as of the date of termination if his employment is terminated without just cause (as defined in the Restoration
Plan) or if the participant terminates with good reason (as defined in the Restoration Plan). The benefit payable under the Restoration Plan is equal to the difference between (i) the benefit the participant would be entitled to under the Retirement Plan, calculated without regard to the compensation and annual addition limits in effect under the Code, and (ii) the sum of the benefit payable under the Retirement Plan and any nonqualified defined benefit plan sponsored by another Blue Cross/Blue Shield employer, that relates to a period of service for which credit is given under the Restoration Plan. The benefits provided by the Restoration Plan are generally an unfunded obligation of BCBSGA. The accrued benefits payable under the Restoration Plan at the end of

1999 for the Named Executive Officers were $6,547 for Mr. Rivers; $19,586 for Mr. Harris; $20,101 for Dr. Kishel; and $-0-for Mr. Wright. Mr. Shirk does not participate in the Restoration Plan.

  BCBSGA Supplemental Executive Retirement Plan

     Effective as of July 1, 1996, BCBSGA adopted the Supplemental Executive Retirement Plan (the "SERP") to provide additional, non-qualified retirement benefits to a designated group of management employees. The SERP is administered by BCBSGA's Compensation Committee and is designed as a supplement to the Retirement Plan. Participants are recommended by the Chief Executive Officer of BCBSGA and designated by the Compensation Committee. In general, each participant in the SERP becomes entitled to receive a retirement benefit equal to the difference between (A) and (B) where (A) equals the benefit that the participant would be entitled to under the Retirement Plan calculated as if the participant were credited with two years of service for each year of actual service (up, to a maximum of 30 years) and without application of the compensation or annual additions limitations imposed under Sections 401(a)(17) and 415 of the Code, and (B) equals the sum of the participant's vested accrued benefit under the Retirement Plan and his vested accrued benefit under the Restoration Plan and any other non-qualified defined benefit plan sponsored by BCBSGA or any affiliate which pertains to the same periods of service.

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

     Supplemental benefits accrued under the SERP at the end of 1999 for the Named Executive Officers were $13,062 for Mr. Rivers; $39,172 for Mr. Harris; $37,680 for Dr. Kishel; and $55,236 for Mr. Wright. Four other key management employees participate in the SERP.

  Agreement for Supplemental Executive Retirement Benefits between BCBSGA and Richard D. Shirk

     On December 1, 1996, BCBSGA entered into an agreement with Richard D. Shirk to provide him a nonqualified retirement benefit to supplement the benefit provided to him under the Retirement Plan (the "RDS SERP"), as amended by that certain First Amendment to the RDS SERP, dated March 7, 1998 with an effective date of January 1, 1998. Mr. Shirk becomes eligible for benefits under the RDS SERP upon the termination of his employment for any reason other than his voluntary termination without "Good Reason". The term "Good Reason" is defined in Mr. Shirk's employment agreement with the Company and BCBSGA, dated January 1, 1997, as amended by that certain First Amendment to the Employment Agreement dated March 7, 1998, with an effective date of January 1, 1998 (the "Employment Agreement"), as (i) any assignment of duties significantly different from those contemplated by the Employment Agreement or any material limitation in his authority, powers or responsibilities, (ii) failure to be elected or removal as a member of the Board of Directors of either the Company or BCBSGA unless required by a change in Georgia law, (iii) receipt of any notice limiting the term of the Employment Agreement to two years, (iv) a material breach by either the Company or BCBSGA of any of the material provisions of the Employment Agreement which are not cured within 30 days after notice and (v) a Change in Control. For purposes of the Employment Agreement and the RDS SERP, the term "Change in Control" is defined as (i) the acquisition of ownership of stock or securities of either the Company or BCBSGA representing 5% or more of the voting power of any class of stock or securities of either the Company or BCBSGA (except as may be acquired by institutional investors if the stock or securities are traded on a recognized exchange or through The NASDAQ Stock Market); (ii) the date on which a majority of the members of the board of either the Company or BCBSGA are no longer Continuing Directors, as defined in the license agreement between the Company and the BCBSA, originally dated February 2, 1996;
(iii) approval by the shareholders of the Company or BCBSGA of any merger, consolidation or share exchange as a result of which the securities of the Company or BCBSGA will be changed, converted or exchanged into the shares of another corporation or the liquidation of the Company or BCBSGA or the sale or disposition of 50% or more of the assets or earning power of either the Company or BCBSGA; or (iv) approval by the shareholders of any plan of consolidation, merger or share exchange which would result in the persons who were shareholders immediately prior to such transaction retaining less than 50% of the voting power to elect directors of the surviving corporation.

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

     The amount of Mr. Shirk's benefit accrued at December 31, 1999 under the RDS SERP was $427,351. The Trust held assets valued at $1,684,187 as of December 31, 1999. See "Interest of Certain Persons in the Merger -- Agreement for Supplemental Executive Retirement Benefits between Blue Cross and Blue Shield of Georgia, Inc., and Richard D. Shirk" in Form S-4, Registration No. 333-64995 of WellPoint filed December 4, 1998, for the related funding obligation upon consummation of the Merger.

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

     In addition, as of January 1, 1997, the Company amended Mr. Shirk's Employment Agreement to state that the Company will provide Mr. Shirk an additional cash payment sufficient to cover any excise tax imposed on him under Sections 280G or 4999 of the Code on the total payments (made under the PUP, the RDS SERP, the Employment Agreement and any other plan or arrangement) he receives as a result of a Change in Control (the "Excise Tax Payment"), and an additional payment to cover the state and Federal income taxes and employment taxes on the Excise Tax Payment (the "Gross Up Payment").

     The following Table 2 -- Pension Plan Table indicates an estimated annual benefit payable after reductions for a portion of Social Security benefits to participants in the Retirement Plan and the Restoration Plan, assuming continued employment until retirement at age 65. The table indicates the estimated annual benefit calculated on a straight-line annuity basis in persons in specified Final Average Earnings and completed years of service categories. As of December 31, 1999, years of credited service under the Retirement Plan for the Named Executive Officers were: Mr. Shirk -- 7 3/4 years; Mr. Harris -- 7 years; Dr. Kishel -- 6 1/4 years; Mr. Wright -- 3 11/12 years; and Mr. Rivers -- 2 1/3 years. The compensation covered by the Retirement Plan generally includes the base rate of annual earnings and annual incentive payments actually paid to a participant by BCBSGA up to $160,000, the maximum amount of compensation that may be recognized under qualified pension plans. For each Named Executive Officer, the compensation in the Summary Compensation Table exceeds this maximum amount.

                          TABLE 2: PENSION PLAN TABLE

                                                          YEARS OF SERVICE
FINAL AVERAGE                         --------------------------------------------------------
EARNINGS                                 10          15          20          25          30
-------------                         --------    --------    --------    --------    --------
$ 100,000...........................  $ 17,132    $ 25,698    $ 34,264    $ 42,830    $ 51,396
  150,000...........................    27,132      40,698      54,264      67,830      81,396
  200,000...........................    37,132      55,698      74,264      92,830     111,396
  250,000...........................    47,132      70,698      94,264     117,830     141,396
  300,000...........................    57,132      85,698     114,264     142,830     171,396
  350,000...........................    67,132     100,698     134,264     167,830     201,396
  400,000...........................    77,132     115,698     154,264     192,830     231,396
  500,000...........................    97,132     145,698     194,264     242,830     291,396
  600,000...........................   117,132     175,698     234,264     292,830     351,396
  700,000...........................   137,132     205,698     274,264     342,830     411,396
  800,000...........................   157,132     235,698     314,264     392,830     471,396
  900,000...........................   177,132     265,698     354,264     442,830     531,396
 1,000,000..........................   197,132     295,698     394,264     492,830     591,396
 1,250,000..........................   247,132     370,698     494,264     617,830     741,396
 1,500,000..........................   297,132     445,698     594,264     742,830     891,396

  Tax-Favored Savings Program

     The Blue Cross and Blue Shield of Georgia, Inc. Tax-Favored Savings Program is a tax-qualified retirement savings plan with a cash or deferred arrangement under Code Section 401(k) (the "Savings Program"). The Savings Program is designed to help participants build long-term savings for the future. Generally, all employees are eligible to participate after they complete 30 days of service and have attained age 21. A participant may contribute to the Savings Program on a before-tax basis from 1% to 15% of pay up to the maximum dollar contribution amount ($10,000 in 1999). The employer will match contributions up to 6%. The first $500 contributed is matched at $.50 for every dollar contributed (maximum $250). For the remaining contribution (up to 6%), the employer will contribute $0.25 for each dollar the participant contributes. Participants become 25% vested in all employer matching contributions after two years, 50% vested after three years, 75% vested after four years, and 100% vested once they complete five years of service. Lump sum distributions generally may be made from the Savings Program upon termination of employment or attainment of age 59 1/2. Participants also may obtain a hardship withdrawal or borrow money from their account. All contributions to the Savings Program and investment earnings are held in trust for the exclusive benefit of participants and their beneficiaries. The name of the trust is Blue Cross and Blue Shield Association National 401(k) Master Trust for the Tax-Favored Savings Program. The trustee is INVESCO Trust Company. The Company's contributions to the Savings Program for the Named Executive Officers for 1999, 1998 and 1997 are included in "All Other Compensation" in Compensation Table.

  Deferred Compensation Plans

     The Company offers certain Directors and employees the opportunity to defer income pursuant to the Company's "Deferred Compensation Plan for Select Management". Qualified Directors and employees may elect to defer payment of all or any portion of such person's compensation during any year for a period of three years or more. At the election of the qualified Director or employee, such deferred compensation may be paid in a lump sum or in monthly installments over a period from 5 to 20 years. Approximately 43 Directors and employees participate in these arrangements and become general creditors of the Company thereunder. The Company's total obligation to these participants, which is unsecured, was approximately $5.1 million as of December 31, 1999.

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

     The Employment Agreement provides that if Mr. Shirk is terminated for any reason other than "For Cause" or by Mr. Shirk for "Good Reason", then "all payments" (broadly defined to include salary and certain other benefits under the Employment Agreement) shall continue at the same rate for a period of two years. If Mr. Shirk's employment is terminated "For Cause", or Mr. Shirk voluntarily terminates his employment without "Good Reason", Mr. Shirk will not be entitled to any compensation whatsoever after the effective date of termination other than benefits as may be vested at such time. The Employment Agreement defines "For Cause" as (i) the willful engagement by Mr. Shirk in conduct, or the taking by him of any action, which is materially injurious to the Company of BCBSGA, (ii) the willful and repeated failure by Mr. Shirk to substantially perform his duties; or (iii) gross misconduct or conduct involving moral turpitude. The Employment Agreement provides that "For Cause" shall first be determined by the Governance Committees of the Boards of Directors of the Company and BCBSGA and then approved by an absolute majority of the members of the Boards of Directors of the Company and BCBSGA. The Employment Agreement affirmatively provides that differences in management philosophy or the structure of operations of the Company or BCBSGA shall not be deemed to be "For Cause".

     The Employment Agreement provides that in the event Mr. Shirk dies while employed, three months of salary and all other compensation benefits are payable, and thereafter all benefits shall terminate except benefits which are vested on or prior to the date of death. In the event that Mr. Shirk becomes physically or mentally disabled, he would become entitled to a continuation of his salary for two years, and his benefit under the RDS SERP would immediately become vested. The Employment Agreement entitles Mr. Shirk to six weeks of vacation each year, an automobile allowance, and the right to reimbursement for the cost of memberships in luncheon and civic clubs and for any costs and expenses incurred in connection with the negotiation or renegotiation of the Employment Agreement or the enforcement of any provision thereof.

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

     The agreements provide that if, during the term of the agreement, the employment of the employee is terminated by the Company without "Cause", by the employee for "Good Reason" or due to disability following a public announcement of an intended Change in Control of the Company, or if the Company fails to renew the agreement within 90 days prior to the public announcement of an intended Change in Control, then the employee becomes entitled to payment of severance benefits in a lump sum no later than 30 days following termination of employment. Shareholder approval of the Merger would constitute a Change in Control.

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

     The Named Executive Officers who have entered into Tier I Change in Control Severance Agreements are Richard F. Rivers, John A. Harris, Mark Kishel, M.D. and Stuart G. Wright.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There were no transactions or relationships requiring disclosure under Item 404 of Regulation S-K for the fiscal year ended December 31, 1999.

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

COMPENSATION COMMITTEE; INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee is comprised of Directors Vereen (Chair), Gillespie, Gregory, Hanna and Tolbert. Mr. LaBoon sits with the Compensation Committee ex officio. The Compensation Committee meets quarterly. The Compensation Committee sets the compensation for the Chief Executive Officer and the other Named Executive Officers at a meeting early in each fiscal year after reviewing, in each case, the performance targets established for the prior year in comparison to the prior year's actual performance. At this meeting the Compensation Committee also sets performance targets for the new fiscal year as well as any targets for additional compensation plans pursuant to which the Chief Executive Officer and the other Named Executive Officers may earn compensation with respect to that fiscal year and sets annual salaries in accordance with the same considerations. None of the members of the Compensation Committee is or has ever been an officer or employee of the Company. There were no interlocking relationships between any executive officers of the Company and any entity whose Directors or executive officers served on the Company's Compensation Committee. None of the members of the Compensation Committee engaged in transactions or had relationships requiring disclosure under Item 404 of Regulation S-K in the fiscal year ended December 31, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Currently, no shares of Common Stock are outstanding or beneficially owned by any person and no shares of Blank Preferred Stock are outstanding or beneficially owned by any person.

     The number of shares of Class A Stock outstanding as of February 29, 2000 was 409,602 held by 70,268 holders.

     The Foundation owns 53,150 shares, or approximately 13% of the Class A Stock outstanding. The address of the Foundation is: c/o Long Aldridge & Norman LLP, 303 Peachtree Street, Suite 5300, Atlanta, Georgia 30308.

     No directors or officers of the Company or of BCBSGA beneficially own any shares of capital stock of the Company except Frank J. Hanna, III and John W. Robinson, Jr. Mr. Robinson owns five shares, less than 1% of the Class A Stock outstanding. Georgia Strategic Healthcare, LLC ("GSH") owns 40,000 shares, approximately 80% of the Preferred Stock outstanding. Frank J. Hanna, III, Frank
J. Hanna, Jr. and David Hanna share voting and dispositive power with regard to all of the shares of Preferred Stock owned by GSH. Frank J. Hanna, III, is, therefore, deemed to be the indirect beneficial owner of the 40,000 shares held by GSH. The address of GSH is: Suite 1750, Two Ravinia Drive, Atlanta, Georgia 30346.

     On July 9, 1998, the Company entered into an agreement and plan of merger with WellPoint and a subsidiary of WellPoint. Pursuant to the Merger, the Company will become a wholly-owned subsidiary of WellPoint. Finalization of the transaction is subject to, among other things, the approval of the shareholders of the Company, the Georgia Commissioner and BCBSA. Upon closing the transaction, shareholders of the Company will exchange their shares for WellPoint shares or cash in a transaction valued at $500 million.

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

     1.  The following financial statements are incorporated by reference into
Part II, Item 8 of this Form 10-K:

        Report of Independent Auditors
        Consolidated Balance Sheets -- December 31, 1999 and 1998
        Consolidated Statements of Income -- Years Ended December 31, 1999, 1998
         and 1997
        Consolidated Statements of Comprehensive Income -- Years Ended December
         31, 1999, 1998 and 1997
        Consolidated Statements of Shareholders' Equity -- Years Ended December
         31, 1999, 1998 and 1997
        Consolidated Statements of Cash Flows -- Years Ended December 31, 1999,
         1998 and 1997
        Notes to Consolidated Financial Statements

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

     3.  Exhibits

    EXHIBIT
    NUMBER                           DESCRIPTION
    -------                          -----------
     2.1     Blue Cross and Blue Shield of Georgia, Inc. Plan of
             Conversion, filed with the Insurance Department of the State of Georgia, October 30, 1995.(1)
     2.2     Form A Statement regarding the Acquisition of Control of or
             Merger with a Domestic Insurer filed with respect to Blue
             Cross and Blue Shield of Georgia, Inc. by Cerulean
             Companies, Inc. on October 30, 1995, as amended and
             supplemented.(1)
     2.3     Conversion Order dated December 27, 1995 from Georgia
             Insurance Commissioner.(1)
     2.4     Agreement and Plan of Merger, dated July 9, 1998, by and
             among Cerulean Companies, Inc., WellPoint Health Networks
             Inc. and Water Polo Acquisition Corp.(2)
     2.5     First Amendment to Agreement and Plan of Merger, dated July
             9, 1999, by and among Cerulean Companies, Inc., WellPoint
             Health Networks Inc., and Water Polo Acquisition Corp.(4)
     2.6     Second Amendment to Agreement and Plan of Merger, dated
             December 31, 1999, by and among Cerulean Companies, Inc.,
             WellPoint Health Networks Inc., and Water Polo Acquisition
             Corp.*
     3.1     Amended Articles of Incorporation of Cerulean Companies,
             Inc.(3)
     3.2     Bylaws of Cerulean Companies, Inc.(1)
     4.1     Stock Escrow Agreement among Cerulean Companies, Inc., Blue
             Cross and Blue Shield of Georgia, Inc. and SunTrust Bank,
             Atlanta.(1)
     4.2     Specimen form of Class A Convertible Common Stock
             certificate.(1)
     4.3     Amended Articles of Incorporation of Cerulean Companies,
             Inc. (included in Exhibit 3.1).(3)

    EXHIBIT
    NUMBER                           DESCRIPTION
    -------                          -----------
    10.1     Administrative Services Agreement between the State
             Personnel Board and Blue Cross and Blue Shield of Georgia,
             Inc., dated July 1, 1994.(1)
    10.2     Plaza Lease Capital Plaza Associate ("Landlord") and Blue
             Cross and Blue Shield of Georgia, Inc. ("Tenant") dated
             December 23, 1986.(1)
    10.3     Executive Compensation Plans and Arrangements.
               (a) Deferred Compensation Plan.(1)
               (b) Annual Executive Incentive Plan.(1)
               (c) Long-Term Incentive Plan.(1)
               (d) First Amendment, effective January 1, 1998, to the
               Employment Agreement between Blue Cross and Blue Shield of
                   Georgia, Inc., Cerulean Companies, Inc., and Richard
                   D. Shirk, dated January 1, 1997.(2)
               (e) Performance Unit Plan, effective February 2, 1996.(3)
               (f) First Amendment, effective January 1, 1998, to the
               Agreement for Supplemental Executive Retirement Benefits
                   between Blue Cross and Blue Shield of Georgia, Inc.
                   and Richard D. Shirk, dated December 1, 1996.(2)
               (g) Blue Cross and Blue Shield of Georgia, Inc.
               Supplemental Executive Retirement Plan effective July 1,
                   1996.(4)
               (h) Blue Cross and Blue Shield of Georgia, Inc. Executive
               Benefit Restoration Plan effective July 1, 1996.(4)
               (i) Form of Change in Control Severance Protection
               Agreement for Certain Employees of: Cerulean Companies,
                   Inc., Blue Cross and Blue Shield of Georgia, Inc., HMO
                   Georgia, Inc., Greater Georgia Life Insurance Company,
                   Inc., and Group Benefits of Georgia, Inc., effective
                   January 1, 1998, entered into by Cerulean Companies,
                   Inc., and each of Messrs. Raymond J. Colleran, John A.
                   Harris, Mark Kishel, M.D., Richard A. Steinhausen, R.
                   Neil Vannoy, Hugh J. Stedman, Richard F. Rivers,
                   Robert A. Yungk and two additional management
                   employees of Blue Cross and Blue Shield of Georgia,
                   Inc.(5)
               (j) Form of Change in Control Severance Protection
               Agreement for Certain Employees of: Cerulean Companies,
                   Inc., Blue Cross and Blue Shield of Georgia, Inc., HMO
                   Georgia, Inc., Greater Georgia Life Insurance Company,
                   Inc. and Group Benefits of Georgia, Inc., effective
                   January 1, 1998, entered into by Cerulean Companies,
                   Inc. and twenty-eight management employees in addition
                   to those listed in Exhibit 10.3(i).(5)
    10.4     $55,000,000 Insolvency Credit Agreement dated as of April
             18, 1996 among Blue Cross and Blue Shield of Georgia, Inc., the Banks Listed Herein and Wachovia Bank of Georgia, N.A.,
             as agent.(1)
    21       Subsidiaries of the registrant.(1)

---------------
    (1) This exhibit to Form S-1, Registration No. 333-2796, effective May 14, 1996 and subsequent amendments are incorporated herein by reference.
    (2) This Appendix A of Form S-4, Registration No. 333-64955, filed by WellPoint Health Networks, Inc. on September 30, 1998, is incorporated herein by reference.
    (3) This exhibit to Form 10-Q filed on November 13, 1998 is incorporated herein by reference.
    (4) This exhibit to Form 10-Q filed in August 16, 1999 is incorporated herein by reference.
    (5) This exhibit to Form 10-Q filed on August 14, 1998 is incorporated herein by reference.
    *   This exhibit is filed herewith.

     (b) Reports on Form 8-K

          No reports on Form 8-K were filed with the Securities and Exchange Commission during the last quarter of the period covered by this report.

     (c) Exhibits

          The following additional exhibit is being filed concurrently with this report.

    EXHIBIT
    NUMBER                           DESCRIPTION
    -------                          -----------
    27       Financial Data Schedule (for SEC use only)*

---------------
     *  This exhibit is filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Atlanta, State of Georgia, on March 29, 2000.

                                                 CERULEAN COMPANIES, INC.
                                                       (Registrant)

                                          By: /s/ RICHARD D. SHIRK
                                            ------------------------------------
                                            Richard D. Shirk
                                            President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities indicated on March 29, 1999.

SIGNATURE                                                          TITLE
---------                                                          -----

/s/ RICHARD D. SHIRK                            President
--------------------------------------------    (Principal Executive Officer)
Richard D. Shirk                                and Director

/s/ JOHN A. HARRIS                              Treasurer
--------------------------------------------    (Principal Financial and Accounting Officer)
John A. Harris

/s/ WILLIAM A. ALIAS, JR.                       Director
--------------------------------------------
William A. Alias, Jr.

/s/ ELIZABETH W. CAMP                           Director
--------------------------------------------
Elizabeth W. Camp

/s/ EDWARD M. GILLESPIE                         Director
--------------------------------------------
Edward M. Gillespie

/s/ JOSEPH D. GREENE                            Director
--------------------------------------------
Joseph D. Greene

/s/ MEL H. GREGORY, JR.                         Director
--------------------------------------------
Mel H. Gregory, Jr.

/s/ FRANK J. HANNA, III                         Director
--------------------------------------------
Frank J. Hanna, III

/s/ WARREN Y. JOBE                              Director
--------------------------------------------
Warren Y. Jobe

/s/ JAMES L. LABOON, JR.                        Director
--------------------------------------------
James L. LaBoon, Jr.

/s/ JAMES H. LEIGH, JR., M.D                    Director
--------------------------------------------
James H. Leigh, Jr., M.D.

/s/ JAMES R. LIENTZ, JR.                        Director
--------------------------------------------
James R. Lientz, Jr.

/s/ JULIA L. MITCHELL-IVEY                      Director
--------------------------------------------
Julia L. Mitchell-Ivey

SIGNATURE                                                          TITLE
---------                                                          -----
/s/ JOHN W. ROBINSON, JR.                       Director
--------------------------------------------
John W. Robinson, Jr.

/s/ ARNOLD M. TENENBAUM                         Director
--------------------------------------------
Arnold M. Tenenbaum

/s/ FRED L. TOLBERT, JR.                        Director
--------------------------------------------
Fred L. Tolbert, Jr.

/s/ W. JERRY VEREEN                             Director
--------------------------------------------
W. Jerry Vereen

/s/ JOE M. YOUNG                                Director
--------------------------------------------
Joe M. Young

                                                                     SCHEDULE II

                     CERULEAN COMPANIES, INC. (PARENT ONLY)

                            CONDENSED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  1999            1998
                                                              ------------    ------------
                                          ASSETS
Investment in subsidiaries..................................  $255,373,777    $232,794,069
Investments in available-for-sale securities................     2,999,169      10,841,198
Cash and cash equivalents...................................    11,463,772      12,957,346
Accrued interest and other assets...........................    12,837,420      11,461,886
                                                              ------------    ------------
          Total assets......................................  $282,674,138    $268,054,499
                                                              ============    ============

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued expenses.....................  $  5,000,192    $  5,729,415
                                                              ------------    ------------
          Total liabilities.................................     5,000,192       5,729,415

Mandatorily redeemable preferred stock:
  Class B Convertible Preferred Stock, no par value.
     Authorized, issued and outstanding, 49,900 shares at
       December 31, 1999 and 1998; aggregate liquidation
       preference, $49,900,000; aggregate mandatory
       redemption, $44,910,000..............................    46,646,042      46,646,042
                                                              ------------    ------------

Shareholders' equity:
  Blank Preferred Stock, no par value.
     Authorized and unissued 100,000,000 shares.............            --              --
  Series A Preferred Stock, no par value, $0.01 stated
     value.
     Authorized and unissued 64,000 shares..................            --              --
  Class A Convertible Common Stock, no par value, $0.01
     stated value.
     Authorized 50,000,000 shares; issued and outstanding
       409,597 and 409,392 shares at December 31, 1999 and
       1998, respectively...................................         4,096           4,094
  Additional paid-in capital................................    45,188,422      45,188,422
  Common Stock, no par value.
     Authorized and unissued 100,000,000 shares.............            --              --
  Stock warrants exercisable................................    29,968,000      29,968,000
  Accumulated other comprehensive income (unrealized
     appreciation on securities, net of taxes)..............     7,258,906      19,596,908
  Retained earnings.........................................   148,608,480     120,921,618
                                                              ------------    ------------
          Total shareholders' equity........................   231,027,904     215,679,042
                                                              ------------    ------------
          Total liabilities and shareholders' equity........  $282,674,138    $268,054,499
                                                              ============    ============

                     CERULEAN COMPANIES, INC. (PARENT ONLY)

                         CONDENSED STATEMENTS OF INCOME

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                 1999            1998
                                                              -----------    ------------
Investment income...........................................  $   411,851    $  1,653,771
Operating expenses..........................................    6,274,106       7,718,546
                                                              -----------    ------------
Operating loss..............................................   (5,862,255)     (6,064,775)
Endowment of a non-profit foundation........................           --     (76,157,000)
Non-operating income........................................      255,000         255,000
                                                              -----------    ------------
Loss before income taxes....................................   (5,607,255)    (81,966,775)
Income tax benefit..........................................   (3,731,321)     (8,981,000)
                                                              -----------    ------------
Loss before equity in earnings of subsidiaries..............   (1,875,934)    (72,985,775)
Equity in earnings of subsidiaries..........................   34,719,111      15,818,016
                                                              -----------    ------------
Net income (loss)...........................................  $32,843,177    $(57,167,759)
                                                              ===========    ============

                     CERULEAN COMPANIES, INC. (PARENT ONLY)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                                  1999            1998
                                                              ------------    ------------
OPERATING ACTIVITIES
Net income (loss)...........................................  $ 32,843,177    $(57,167,759)
Adjustments to reconcile net income (loss) to net cash used
  in operating activities:
  Non-cash and non-operating items:
     Equity in earnings of subsidiaries.....................   (34,719,111)    (15,818,016)
     Accretion..............................................          (765)        (16,878)
     Endowment of a non-profit foundation...................            --      75,157,000
     Non-operating income...................................      (255,000)       (255,000)
  Increase in accrued interest and other assets.............    (1,374,209)     (7,575,593)
  (Decrease) increase in accounts payable and accrued
     expenses...............................................      (729,223)      3,777,992
  Minority interest in sale of stock and stock warrants by a
     subsidiary.............................................      (245,000)       (245,000)
                                                              ------------    ------------
Net cash used in operating activities.......................    (4,480,131)     (2,143,254)

INVESTING ACTIVITIES
Investment in subsidiaries..................................   (16,032,163)     (8,370,307)
Dividends received from subsidiaries........................    15,567,000              --
Investments purchased.......................................    (4,974,922)    (36,699,079)
Investments sold or matured.................................    13,082,955      53,771,360
                                                              ------------    ------------
Net cash provided by investing activities...................     7,642,870       8,701,974

FINANCING ACTIVITIES
Dividends paid and accrued..................................    (5,156,313)     (2,994,000)
Sale of stock warrants by a subsidiary......................       500,000         500,000
                                                              ------------    ------------
Net cash used in financing activities.......................    (4,656,313)     (2,494,000)
                                                              ------------    ------------
(Decrease) increase in cash and cash equivalents............    (1,493,574)      4,064,720
Cash and cash equivalents at beginning of year..............    12,957,346       8,892,626
                                                              ------------    ------------
Cash and cash equivalents at end of year....................  $ 11,463,772    $ 12,957,346
                                                              ============    ============

                                                                      SCHEDULE V

                            CERULEAN COMPANIES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                       BALANCE AT     CHARGED TO                       BALANCE
                                        BEGINNING      COSTS AND                       AT END
DESCRIPTION                              OF YEAR       EXPENSES       DEDUCTIONS       OF YEAR
-----------                            -----------    -----------    ------------    -----------
Deferred Tax Asset
  Valuation Allowance
  1999...............................  $89,750,000    $20,260,000    $(15,471,000)   $94,359,000
                                       ===========    ===========    ============    ===========
  1998...............................  $62,150,000    $28,764,000    $ (1,164,000)   $89,750,000
                                       ===========    ===========    ============    ===========
  1997...............................  $58,011,000    $10,169,000    $ (6,030,000)   $62,150,000
                                       ===========    ===========    ============    ===========

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

                            CERULEAN COMPANIES, INC.
                        COMMISSION FILE NUMBER: 333-2796

                       CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                      WITH REPORT OF INDEPENDENT AUDITORS

                            CERULEAN COMPANIES, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                    CONTENTS

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

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Cerulean Companies, Inc.

     We have audited the accompanying consolidated balance sheets of Cerulean Companies, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cerulean Companies, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                           /s/ ERNST & YOUNG LLP

February 11, 2000
Atlanta, Georgia

                            CERULEAN COMPANIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1999           1998
                                                              ------------   ------------
                                         ASSETS
Investments (Note 3):
  Fixed maturities:
    Available-for-sale, at fair value (amortized cost:
      $265,875,467; $235,441,231)...........................  $256,844,521   $239,548,185
  Equity securities, at fair value (cost: $55,204,793;
    $55,866,571)............................................    73,036,645     76,906,525
  Short-term investments, at fair value (cost: $325,000;
    $9,215,878).............................................       325,000      9,215,878
                                                              ------------   ------------
         Total investments..................................   330,206,166    325,670,588
Cash and cash equivalents...................................    58,522,617     52,159,196
Accounts receivable (Note 4)................................    76,429,351     61,777,995
Reimbursable portion of estimated benefit liabilities.......    47,002,000     47,816,000
FEP assets held by agent....................................    26,749,038     38,786,536
Property and equipment (Note 5).............................    40,063,725     36,898,538
Other assets................................................    33,110,191     24,232,739
                                                              ------------   ------------
         Total assets.......................................  $612,083,088   $587,341,592
                                                              ============   ============

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Estimated benefit liabilities (Note 7)....................  $201,587,264   $184,075,293
  Unearned premiums.........................................    17,873,115     16,077,960
  FEP stabilization reserve.................................    26,749,038     38,786,536
  Accounts payable and accrued expenses.....................    50,723,056     43,893,056
  Other liabilities.........................................    37,477,669     42,184,663
                                                              ------------   ------------
         Total liabilities..................................   334,410,142    325,017,508
                                                              ------------   ------------
Mandatorily redeemable preferred stock:
  Class B Convertible Preferred Stock, no par value.
    Authorized, issued and outstanding, 49,900 shares at
      December 31, 1999 and 1998; aggregate liquidation
      preference $49,900,000; aggregate mandatory
      redemption, $44,910,000 (Note 10).....................    46,645,042     46,645,042
                                                              ------------   ------------
Shareholders' equity:
  Blank Preferred Stock, no par value.
    Authorized and unissued 100,000,000 shares (Note 10)....            --             --
  Series A Preferred Stock, no par value, $0.01 stated
    value.
    Authorized and unissued 64,000 shares (Note 10).........            --             --
  Class A Convertible Common Stock, no par value, $0.01
    stated value.
    Authorized 50,000,000 shares; issued and outstanding
      409,597 and 409,392 shares at December 31, 1999 and
      1998, respectively (Note 10)..........................         4,096          4,094
  Additional paid-in capital................................    45,188,422     45,188,422
  Common Stock, no par value.
    Authorized and unissued 100,000,000 shares (Note 10)....            --             --
  Stock warrants exercisable (Note 10)......................    29,968,000     29,968,000
  Accumulated other comprehensive income (unrealized
    appreciation on securities, net of taxes)...............     7,258,906     19,596,908
  Retained earnings.........................................   148,608,480    120,921,618
                                                              ------------   ------------
         Total shareholders' equity.........................   231,027,904    215,679,042
  Commitments and contingencies (Note 15)...................            --             --
                                                              ------------   ------------
         Total liabilities and shareholders' equity.........  $612,083,088   $587,341,592
                                                              ============   ============

                            See accompanying notes.

                            CERULEAN COMPANIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                              YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------
                                                       1999             1998             1997
                                                  --------------   --------------   --------------
Revenues (Note 2):
  Premium revenue...............................  $1,486,293,824   $1,189,665,302   $  989,789,161
  Management services revenue...................     142,186,145      117,962,641       96,470,348
  Investment and other income...................      19,686,765       17,183,747       17,258,952
  Realized gains................................       7,214,467        9,253,506       11,299,757
                                                  --------------   --------------   --------------
          Total revenues........................   1,655,381,201    1,334,065,196    1,114,818,218

Benefits expense (Note 7).......................   1,300,922,715    1,032,519,546      881,554,366
Operating expenses..............................     313,602,633      279,218,246      233,650,574
                                                  --------------   --------------   --------------
Operating income (loss).........................      40,855,853       22,327,404         (386,722)
Endowment of a non-profit foundation (Note 8)...              --      (76,157,000)              --
Non-operating income (Note 14)..................         255,000          255,000        1,275,000
                                                  --------------   --------------   --------------
Income (loss) before income taxes and minority
  interests.....................................      41,110,853      (53,574,596)         888,278
Income tax expense (benefit) (Note 9)...........       9,061,000        2,073,000       (2,050,000)
Minority interests in losses (earnings) of joint
  venture investments...........................         793,324       (1,520,163)       1,459,405
                                                  --------------   --------------   --------------
          Net income (loss).....................  $   32,843,177   $  (57,167,759)  $    4,397,683
                                                  ==============   ==============   ==============

                            See accompanying notes.

                            CERULEAN COMPANIES, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                 YEAR ENDED DECEMBER 31,
                                                        -----------------------------------------
                                                            1999           1998          1997
                                                        ------------   ------------   -----------
Net income (loss).....................................  $ 32,843,177   $(57,167,759)  $ 4,397,683
Other comprehensive (loss) income, net of tax:
  Unrealized holding (losses) gains arising during the
     period, net of reclassification adjustment for
     gains included in net income of $5,771,574,
     $7,402,805 and $9,039,806, respectively..........   (12,338,002)     5,647,013     6,063,577
                                                        ------------   ------------   -----------
Comprehensive income (loss)...........................  $ 20,505,175   $(51,520,746)  $10,461,260
                                                        ============   ============   ===========

                            See accompanying notes.

                            CERULEAN COMPANIES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                     CLASS A                                  ACCUMULATED
                                   CONVERTIBLE   ADDITIONAL       STOCK          OTHER
                                     COMMON        PAID-IN      WARRANTS     COMPREHENSIVE     RETAINED
                                      STOCK        CAPITAL     EXERCISABLE      INCOME         EARNINGS        TOTAL
                                   -----------   -----------   -----------   -------------   ------------   ------------
Balance at December 31, 1996.....    $3,506      $        --   $        --   $  7,886,318    $179,679,704   $187,569,528
  Issuance of Class A Common
    Stock to eligible
    subscribers..................         9               --            --             --              (9)            --
  Net income.....................        --               --            --             --       4,397,683      4,397,683
  Dividends paid and accrued.....        --               --            --             --      (2,994,000)    (2,994,000)
  Accumulated other comprehensive
    income (unrealized
    appreciation on securities,
    net of taxes of
    $1,543,000)..................        --               --            --      6,063,577              --      6,063,577
                                     ------      -----------   -----------   ------------    ------------   ------------
Balance at December 31, 1997.....     3,515               --            --     13,949,895     181,083,378    195,036,788
  Issuance of Class A
  Common Stock to eligible
    subscribers..................         1               --            --             --              (1)            --
  Endowment of a non-profit
    foundation (Note 8)..........       578       45,188,422    29,968,000             --              --     75,157,000
  Net income (loss)..............        --               --            --             --     (57,167,759)   (57,167,759)
  Dividends paid and accrued.....        --               --            --             --      (2,994,000)    (2,994,000)
  Accumulated other comprehensive
    income (unrealized
    appreciation on securities,
    net of taxes of
    $2,121,000)..................        --               --            --      5,647,013              --      5,647,013
                                     ------      -----------   -----------   ------------    ------------   ------------
Balance at December 31, 1998.....     4,094       45,188,422    29,968,000     19,596,908     120,921,618    215,679,042
  Issuance of Class A
  Common Stock to eligible
    subscribers..................         2               --            --             --              (2)            --
  Net income.....................        --               --            --             --      32,843,177     32,843,177
  Dividends paid and accrued.....        --               --            --             --      (5,156,313)    (5,156,313)
  Accumulated other comprehensive
    income (unrealized
    appreciation on securities,
    net of taxes of
    $4,008,000)..................        --               --            --    (12,338,002)             --    (12,338,002)
                                     ------      -----------   -----------   ------------    ------------   ------------
Balance at December 31, 1999.....    $4,096      $45,188,422   $29,968,000   $  7,258,906    $148,608,480   $231,027,904
                                     ======      ===========   ===========   ============    ============   ============

                            See accompanying notes.

                            CERULEAN COMPANIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------------
                                                        1999            1998            1997
                                                    -------------   -------------   -------------
OPERATING ACTIVITIES
Net income (loss).................................  $  32,843,177   $ (57,167,759)  $   4,397,683
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Non-cash and non-operating items:
     Depreciation.................................     10,439,488      10,743,267       9,765,395
     Amortization.................................        783,847         444,737         277,183
     Uncollectible receivables....................         (2,269)      1,296,515       1,356,180
     Gain on sale of investments..................     (7,214,467)     (9,253,506)    (11,299,757)
     Loss (gain) on sale of property and
       equipment..................................        496,028         184,030         (13,419)
     Endowment of a non-profit foundation.........             --      75,157,000              --
     Non-operating income.........................       (255,000)       (255,000)     (1,275,000)
  (Increase) decrease in certain assets:
     Accounts receivable..........................    (14,649,087)     (3,449,611)    (14,301,581)
     Reimbursable portion of estimated benefit
       liabilities................................        814,000      (4,538,000)     (3,840,000)
     Other assets.................................     (4,869,452)     (7,336,540)     (8,751,532)
  Increase (decrease) in certain liabilities:
     Estimated benefit liabilities................     17,511,971      34,494,289      30,070,211
     Unearned premiums............................      1,795,155       7,776,763        (682,759)
     Accounts payable and accrued expenses........      6,830,000      12,682,968        (309,640)
     Other liabilities............................     (4,706,994)      5,480,048      (1,947,055)
     Minority interest in sale of stock and stock
       warrants by a subsidiary...................       (245,000)       (245,000)     (1,225,000)
                                                    -------------   -------------   -------------
Net cash provided by operating activities.........     39,571,397      66,014,201       2,220,909

INVESTING ACTIVITIES
Investments available-for-sale:
  Investments purchased...........................   (166,642,785)   (275,784,389)   (211,187,305)
  Investments sold or matured.....................    152,191,825     247,011,823     167,660,837
Property and equipment purchased..................    (14,738,523)    (14,123,924)    (12,434,970)
Property and equipment sold.......................        637,820          33,630         211,974
                                                    -------------   -------------   -------------
Net cash used in investing activities.............    (28,551,663)    (42,862,860)    (55,749,464)

FINANCING ACTIVITIES
Repayment of note payable.........................             --      (3,500,000)             --
Dividends paid and accrued........................     (5,156,313)     (2,994,000)     (2,994,000)
Sale of stock and stock warrants by a
  subsidiary......................................        500,000         500,000       2,500,000
                                                    -------------   -------------   -------------

Net cash used in financing activities.............     (4,656,313)     (5,994,000)       (494,000)
                                                    -------------   -------------   -------------
Increase (decrease) in cash and cash
  equivalents.....................................      6,363,421      17,157,341     (54,022,555)
Cash and cash equivalents at beginning of year....     52,159,196      35,001,855      89,024,410
                                                    -------------   -------------   -------------
Cash and cash equivalents at end of year..........  $  58,522,617   $  52,159,196   $  35,001,855
                                                    =============   =============   =============

                            See accompanying notes.

                            CERULEAN COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

1. ORGANIZATION AND PROPOSED MERGER

ORGANIZATION

     Cerulean Companies, Inc. (the "Company") was incorporated under the laws of the State of Georgia on February 2, 1996 to act as the holding company for Blue Cross and Blue Shield of Georgia, Inc. ("BCBSGA") and its subsidiaries, and for other lawful purposes. On February 2, 1996, the Company acquired all of the outstanding capital stock of BCBSGA, following BCBSGA's conversion from a not-for-profit corporation to a for-profit corporation pursuant to a Plan of Conversion approved by the Georgia Commissioner of Insurance on December 27, 1995 (the "Conversion"). As part of the Conversion, the Company agreed to offer to each of BCBSGA's approximately 141,000 eligible subscribers five shares of Class A Convertible Common Stock, no par value (the "Class A Stock") at no cost. Upon completion of the offering eligible subscribers accepted 351,545 shares of no par value Class A Stock. The registration of the Class A Stock became effective under the Securities Act of 1933 and under section 12(g) of the Securities Exchange Act of 1934 on May 14, 1996 and June 30, 1997, respectively. Currently, the Class A Stock is not publicly traded.

PROPOSED MERGER

     On July 9, 1998, the Company entered into an agreement and plan of merger (the "Merger Agreement") with WellPoint Health Networks Inc. ("WellPoint") and a subsidiary of WellPoint. As of July 9, 1999, the parties agreed upon an extension of the Merger Agreement until October 15, 1999 and, under certain circumstances, December 31, 1999. Effective October 15, 1999, the parties agreed to extend the Merger Agreement through December 31, 1999. On December 30, 1999, the parties agreed to further extend the Merger Agreement through December 31, 2000. Pursuant to the Merger Agreement, the Company will become a wholly-owned subsidiary of WellPoint. On June 25, 1999, the shareholders of the Company approved the transaction. Finalization of the transaction is subject to, among other things, the approval of the Commissioner of Insurance of the State of Georgia (the "Georgia Commissioner"), the approval of the Blue Cross and Blue Shield Association and certain approvals of the Health Care Financing Administration. Upon final disposition of the litigation commenced by the Richmond County Plaintiffs described further in Note 15 Legal Proceedings below, the Company expects that the Commissioner will schedule a public hearing. Upon closing the transaction, shareholders of the Company will exchange their shares for WellPoint shares or cash in a transaction valued at $500 million.

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

ACCOUNTING FOR A SALE OF STOCK AND STOCK WARRANTS BY A SUBSIDIARY

     Gains arising from a subsidiary issuing its own stock and stock warrants to third parties are recorded as non-operating income and are presented as a separate line item in the accompanying consolidated statements of income.

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

     Fixed maturity and equity securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest earned is included in investment and other income. The cost of securities sold is based on the specific identification method. At December 31, 1999 and 1998, the Company classified all of its fixed maturity and equity securities as available-for-sale. The Company's investment portfolio is not significantly concentrated in any particular industry or geographic region.

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

ESTIMATED BENEFIT LIABILITIES

     The Company provides for claims reported but unpaid and for claims incurred but unreported and the cost of adjudicating claims based primarily on past experience, membership demographics, claims run-off patterns and other current medical trend information, using accepted actuarial methods. Estimates are adjusted as changes in these factors occur and such adjustments are reported in the year of determination. Portions of the Company's estimated benefit liabilities are reimbursable due to the nature of certain rate stabilization reserve programs. Offsetting receivables have been recorded in the accompanying consolidated balance sheets.

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

     Management services revenue is earned as services are performed and consists of administrative fees for services provided to commercial employer groups under self-funded arrangements, including claims processing, management of medical services, access to provider networks and other services rendered to third parties. Related claims processed for commercial self-funded employer groups were $515,909,000 in 1999, $499,618,000 in 1998 and $489,407,000 in 1997.
Management services revenue also includes reimbursements for administrative expenses incurred in performing services as agent for federal and state government programs and for the national Blue Cross Blue Shield interplan system. Related claims processed for these programs were $4.2 billion in 1999, $4.3 billion in 1998 and $3.9 billion in 1997.

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

                            CERULEAN COMPANIES, INC.

2. SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

RATE STABILIZATION RESERVES -- (CONTINUED)
     Any accumulated excess of premium revenues over claims incurred and retention is recorded as a rate stabilization reserve liability. Under the terms of these agreements, groups may utilize these funds to reduce prospective rates, leave the excess funds on deposit with the Company or receive a refund. An accumulated excess of claims incurred over premiums billed is expensed by the Company in the period incurred.

FEDERAL EMPLOYEE PROGRAM

     The Company and other Blue Cross and Blue Shield plans participate in the Federal Employee Program ("FEP") which underwrites a voluntary health insurance contract for employees (and their dependents) of the federal government. The Blue Cross and Blue Shield Association has been designated as the contract agent. A premium stabilization reserve liability (FEP stabilization reserve) and an offsetting asset (FEP assets held by agent) have been recorded in the accompanying consolidated balance sheets, and premium revenues, investment income and operating expenses, including FEP operations center expenses, have been recorded in the accompanying consolidated statements of income to recognize the Company's portion of the FEP's underwriting results.

ADVERTISING AND PROMOTION

     All costs associated with advertising and promoting products are expensed in the year incurred. Advertising and promotion expense was $3,608,037 in 1999, $3,780,629 in 1998 and $5,012,557 in 1997.

3. INVESTMENTS

     Investments at December 31, 1999 and 1998 are as follows:

                                                           DECEMBER 31, 1999
                                                     AVAILABLE-FOR-SALE SECURITIES
                                -----------------------------------------------------------------------
                                  COST OR         GROSS         GROSS
                                 AMORTIZED     UNREALIZED     UNREALIZED        FAIR         CARRYING
                                    COST          GAINS         LOSSES         VALUE          VALUE
                                ------------   -----------   ------------   ------------   ------------
Fixed Maturities:
  U.S. Treasury securities and
    obligations of U.S.
    government agencies.......  $168,468,947   $   127,105   $ (6,491,695)  $162,104,357   $162,104,357
  Corporate securities........    74,559,523        31,145     (2,244,622)    72,346,046     72,346,046
  Mortgage-backed
    securities................    22,846,997        34,564       (487,443)    22,394,118     22,394,118
                                ------------   -----------   ------------   ------------   ------------
         Total fixed
           maturities.........   265,875,467       192,814     (9,223,760)   256,844,521    256,844,521
Equity Securities:
  Preferred stocks............       448,000            --             --        448,000        448,000
  Common stocks...............    54,756,793    21,287,880     (3,456,028)    72,588,645     72,588,645
                                ------------   -----------   ------------   ------------   ------------
         Total equity
           securities.........    55,204,793    21,287,880     (3,456,028)    73,036,645     73,036,645
Short-term investments........       325,000            --             --        325,000        325,000
                                ------------   -----------   ------------   ------------   ------------
         Total
           available-for-sale
           securities.........  $321,405,260   $21,480,694   $(12,679,788)  $330,206,166   $330,206,166
                                ============   ===========   ============   ============   ============

                            CERULEAN COMPANIES, INC.

3. INVESTMENTS -- (CONTINUED)

                                                                   DECEMBER 31, 1998
                                                             AVAILABLE-FOR-SALE SECURITIES
                                         ----------------------------------------------------------------------
                                           COST OR         GROSS         GROSS
                                          AMORTIZED     UNREALIZED    UNREALIZED        FAIR         CARRYING
                                             COST          GAINS        LOSSES         VALUE          VALUE
                                         ------------   -----------   -----------   ------------   ------------
Fixed Maturities:
  U.S. Treasury securities and
    obligations of U.S. government
    agencies...........................  $160,529,318   $ 2,911,851   $  (414,659)  $163,026,510   $163,026,510
  Corporate securities.................    53,501,824     1,248,926       (41,695)    54,709,055     54,709,055
  Mortgage-backed securities...........    21,410,089       441,500       (38,969)    21,812,620     21,812,620
                                         ------------   -----------   -----------   ------------   ------------
         Total fixed maturities........   235,441,231     4,602,277      (495,323)   239,548,185    239,548,185
Equity Securities:
  Preferred stocks.....................       596,000            --            --        596,000        596,000
  Common stocks........................    55,270,571    23,701,632    (2,661,678)    76,310,525     76,310,525
                                         ------------   -----------   -----------   ------------   ------------
         Total equity securities.......    55,866,571    23,701,632    (2,661,678)    76,906,525     76,906,525
Short-term investments.................     9,215,878            --            --      9,215,878      9,215,878
                                         ------------   -----------   -----------   ------------   ------------
         Total available-for-sale
           securities..................  $300,523,680   $28,303,909   $(3,157,001)  $325,670,588   $325,670,588
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

     Substantially all of the Company's investments in equity securities at December 31, 1999 and 1998 are comprised of stocks in industrial companies.

     The amortized cost and fair values of fixed maturities at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                   DECEMBER 31, 1999
                                                                  AVAILABLE-FOR-SALE
                                                                      SECURITIES
                                                              ---------------------------
                                                               AMORTIZED         FAIR
                                                                  COST          VALUE
                                                              ------------   ------------
Due in one year or less.....................................  $ 28,747,116   $ 28,451,929
Due after one year through five years.......................   112,519,094    109,800,004
Due after five years through ten years......................    99,762,336     94,321,900
Due after ten years.........................................     1,999,924      1,876,570
Mortgage-backed securities..................................    22,846,997     22,394,118
                                                              ------------   ------------
Total fixed maturity securities.............................  $265,875,467   $256,844,521
                                                              ============   ============

     Bonds, certificates of deposit and money market funds carried at a value of $1,004,422 were on deposit with insurance regulatory authorities at December 31, 1999 in accordance with statutory requirements.

                            CERULEAN COMPANIES, INC.

3. INVESTMENTS -- (CONTINUED)

     Investment and other income for the years ended December 31, 1999, 1998 and 1997 is summarized as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------
                                                     1999          1998          1997
                                                  -----------   -----------   -----------
Fixed maturities................................  $14,114,469   $13,354,658   $11,464,768
Equity securities...............................      976,415       881,667     1,302,477
Short-term investments and cash equivalents.....    4,873,071     4,061,482     5,165,927
                                                  -----------   -----------   -----------
Interest and dividend income....................   19,963,955    18,297,807    17,933,172
Less: investment expenses.......................   (1,008,599)     (771,950)     (947,913)
                                                  -----------   -----------   -----------
Net investment income...........................   18,955,356    17,525,857    16,985,259
Other income (loss).............................      731,409      (342,110)      273,693
                                                  -----------   -----------   -----------
Investment and other income.....................  $19,686,765   $17,183,747   $17,258,952
                                                  ===========   ===========   ===========

     Other income (loss) amounts are generally gains or losses on the disposal of assets or other transactions that do not relate to the Company's primary business operations.

     Realized and unrealized investment gains and losses for the years ended December 31, 1999, 1998 and 1997 were as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------
                                                     1999          1998          1997
                                                 ------------   -----------   -----------
Realized gains:
  Fixed maturities.............................  $    709,622   $ 2,685,201   $   248,942
  Equity securities............................     9,130,824     8,191,839    11,910,540
                                                 ------------   -----------   -----------
          Total gains..........................     9,840,446    10,877,040    12,159,482
Realized losses:
  Fixed maturities.............................      (577,256)       (7,778)     (127,366)
  Equity securities............................    (2,048,723)   (1,615,756)     (732,359)
                                                 ------------   -----------   -----------
          Total losses.........................    (2,625,979)   (1,623,534)     (859,725)
                                                 ------------   -----------   -----------
Net realized investment gains..................     7,214,467     9,253,506    11,299,757
Changes in unrealized gains (losses):
  Fixed maturities.............................   (13,137,900)    1,553,093     1,936,513
  Equity securities............................    (3,208,102)    6,214,920     5,618,852
  Short-term investments.......................            --            --        51,212
                                                 ------------   -----------   -----------
Net unrealized gains (losses)..................   (16,346,002)    7,768,013     7,606,577
                                                 ------------   -----------   -----------
          Total realized and unrealized gains
            (losses)...........................  $ (9,131,535)  $17,021,519   $18,906,334
                                                 ============   ===========   ===========

                            CERULEAN COMPANIES, INC.

4. ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
Groups and subscribers......................................  $47,617,634   $37,132,624
Other.......................................................   35,115,414    30,951,367
Less: Allowance for doubtful accounts.......................   (6,303,697)   (6,305,996)
                                                              -----------   -----------
                                                              $76,429,351   $61,777,995
                                                              ===========   ===========

5. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                  DECEMBER 31,
                                                          ----------------------------
                                                              1999            1998
                                                          ------------    ------------
Land....................................................  $  1,046,773    $  1,046,773
Building and improvements...............................    16,019,474      15,161,667
Furniture and equipment.................................    95,997,531      86,286,171
                                                          ------------    ------------
                                                           113,063,778     102,494,611
Less: accumulated depreciation..........................   (73,000,053)    (65,596,073)
                                                          ------------    ------------
                                                          $ 40,063,725    $ 36,898,538
                                                          ============    ============

     At December 31, 1999 and 1998, furniture and equipment includes $6,740,544 and $3,021,638, respectively, of capitalized costs related to the development of internal use software. During 1999 and 1998, the Company recognized approximately $564,073 and $90,000 of amortization expense related to costs capitalized for the development of internal use software.

     Depreciation expense was $10,439,488, $10,743,267 and, $9,765,395 for 1999,
1998 and 1997, respectively, including $697,594 in 1999, $1,187,550 in 1998 and
$1,063,318 in 1997 for building and improvements.

6. LINES OF CREDIT

     The Company has available a $5,500,000 line of credit with a bank to finance its working capital needs. Interest accrues on amounts advanced at the prime rate. There were no borrowings on this line of credit during the three years ended December 31, 1999.

     The Company has a $55,000,000 insolvency line of credit with a group of banks. The insolvency line of credit may be drawn on solely in the event of an insolvency of BCBSGA to pay authorized insurance policy claims. The insolvency line of credit is designed to satisfy certain membership standards of the Blue Cross and Blue Shield Association, from which the Company and certain of its subsidiaries have the exclusive right to do business in Georgia under the name "Blue Cross and Blue Shield" and to use the Blue Cross and Blue Shield names, trademarks and service marks with respect to the Company's indemnity, PPO, HMO and POS products.

     Under the terms of a revolving credit loan agreement with a group of banks to finance the Company's community health partnership networks and other related costs, the Company could borrow up to $9,000,000. During January 1998, the Company terminated its $9,000,000 revolving credit agreement and paid in full the $3,500,000 note payable outstanding at December 31, 1997. Interest accrued on amounts advanced at 0.5% over the LIBOR rate in 1998 and 1997.

                            CERULEAN COMPANIES, INC.

7. ESTIMATED BENEFIT LIABILITIES

     The following table provides a reconciliation of the beginning and ending estimated benefit liabilities including claims adjudication expenses, net of rate stabilization reimbursable reserves and life reserves, for 1999, 1998 and 1997:

                                                        YEAR ENDED DECEMBER 31,
                                               ------------------------------------------
                                                   1999           1998           1997
                                               ------------   ------------   ------------
Balance at January 1.........................  $184,075,293   $149,581,004   $119,510,793
Less: Reimbursable reserves and life
  reserves...................................    54,563,626     49,699,319     44,663,227
                                               ------------   ------------   ------------
Net balance at January 1.....................   129,511,667     99,881,685     74,847,566
Plus incurred related to:
  Current year...............................   943,930,921    729,799,455    576,250,933
  Prior year.................................    (4,628,524)   (13,801,953)       901,109
                                               ------------   ------------   ------------
          Total incurred.....................   939,302,397    715,997,502    577,152,042
Less paid related to:
  Current year...............................   801,587,915    603,369,042    478,159,277
  Prior year.................................   119,857,216     82,998,478     73,958,646
                                               ------------   ------------   ------------
          Total paid.........................   921,445,131    686,367,520    552,117,923
                                               ------------   ------------   ------------
Net balance at December 31...................   147,368,933    129,511,667     99,881,685
Plus: Reimbursable reserves and life
  reserves...................................    54,218,331     54,563,626     49,699,319
                                               ------------   ------------   ------------
Balance at December 31.......................  $201,587,264   $184,075,293   $149,581,004
                                               ============   ============   ============

     The Company uses paid claims and completion factors based on historical payment patterns to estimate incurred claims. Changes in payment patterns and claims trends can result in changes to prior year's claims estimates.

     A reconciliation of the Company's incurred expense to total benefits expense as shown in the accompanying consolidated statements of income is as follows:

                                                       YEAR ENDED DECEMBER 31,
                                            ----------------------------------------------
                                                 1999             1998            1997
                                            --------------   --------------   ------------
Incurred related to current and prior
  year....................................  $  939,302,397   $  715,997,502   $577,152,042
Benefits expense related to life insurance
  claims and claims reimbursed by certain
  rate stabilization accounts.............     361,620,318      316,522,044    304,402,324
                                            --------------   --------------   ------------
          Total benefits expense..........  $1,300,922,715   $1,032,519,546   $881,554,366
                                            ==============   ==============   ============

                            CERULEAN COMPANIES, INC.

8. ENDOWMENT OF NON-PROFIT FOUNDATION

     On September 3, 1997, a lawsuit (the "Lawsuit") was filed in the Superior Court of Fulton County by Plaintiffs Let's Get Together, Inc.; Statewide Independent Living Council of Georgia, Inc.; Living Independence for Everybody, Inc.; Aids Survival Project, Inc.; Women's Policy Education Fund, Inc.; Disability Connections -- The Middle Georgia Center for Independent Living, Inc.; Physicians for a National Health Program, Inc.; Campaign for a Prosperous Georgia, Inc.; and Friends and Survivors Standing Together, Inc. (collectively, the "Plaintiffs") on behalf of themselves and a class putatively composed of all other 501(c)(3) organizations in Georgia seeking, among other things, to invalidate a Georgia statute upon which certain aspects of the conversion of Blue Cross and Blue Shield of Georgia, Inc. from a not-for-profit corporation to a business corporation was based. The complaint named BCBSGA, the Company and the Commissioner of Insurance of the State of Georgia as defendants. An additional, similar request for declaratory ruling was filed with the Georgia Insurance Department on September 3, 1997.

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

                            CERULEAN COMPANIES, INC.

9. INCOME TAXES

     Income tax expense (benefit) attributable to income before income taxes and minority interests, substantially all of which is federal, consists of:

                                                        YEAR ENDED DECEMBER 31,
                                                ---------------------------------------
                                                   1999          1998          1997
                                                -----------   -----------   -----------
Current tax expense..........................   $12,155,000   $ 8,293,000   $ 3,330,000
Deferred tax benefit.........................    (3,094,000)   (6,220,000)   (5,380,000)
                                                -----------   -----------   -----------
          Total tax expense (benefit)........   $ 9,061,000   $ 2,073,000   $(2,050,000)
                                                ===========   ===========   ===========

     The provision for income taxes is different than the amount computed using the statutory federal income tax rate of 35% as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------
                                                    1999           1998          1997
                                                 -----------   ------------   -----------
Tax expense (benefit) at statutory rate........  $14,388,000   $(18,751,000)  $   311,000
Changes in valuation allowance related to:
  Alternative minimum tax......................   (7,735,000)    (3,282,000)           --
  Increase in loss carryforwards...............           --     22,085,000            --
  Utilization of carryforwards.................           --             --    (2,356,000)
  CHPN losses with no benefit..................    3,140,000      2,676,000     4,231,000
  Long-lived tax assets........................           --             --    (2,119,000)
  Other temporary differences..................           --       (542,000)     (375,000)
CHPN investments...............................   (1,872,000)      (925,000)   (2,132,000)
Other..........................................    1,140,000        812,000       390,000
                                                 -----------   ------------   -----------
                                                 $ 9,061,000   $  2,073,000   $(2,050,000)
                                                 ===========   ============   ===========

     The Company and its wholly-owned subsidiaries file a consolidated federal income tax return. Income tax expense consisted primarily of federal alternative minimum tax in 1999 and 1998. The Company's consolidated tax expense in 1997 calculated under the regular tax system was reduced by available net operating loss carryforwards, which subjected the Company to alternative minimum tax.

     CHPN subsidiaries do not join in the filing of the consolidated tax return with the Company. Certain CHPNs generated tax losses that are not expected to generate benefit currently or in the foreseeable future. The Company recorded a benefit in 1999 for the difference in book and tax basis for its CHPN investments reduced to its expected realizable value of $1,872,000. In 1998, the Company recorded a benefit of $26,655,000 related to the Settlement, reduced to its expected realizable value of $4,570,000. Other includes state taxes, net of federal tax benefit, and permanent book to tax differences, including non-deductible expenses.

     Federal income taxes paid during 1999, 1998 and 1997 were $15,524,000, $6,403,000 and $2,800,000, respectively.

                            CERULEAN COMPANIES, INC.

9. INCOME TAXES -- (CONTINUED)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the deferred tax asset, which is included in other assets in the accompanying consolidated balance sheets, are as follows:

                                                                   DECEMBER 31,
                                                            ---------------------------
                                                                1999           1998
                                                            ------------   ------------
Deferred tax asset:
  Regular tax operating loss carryforwards for the
     consolidated tax group...............................  $ 36,629,000   $ 40,400,000
  Regular tax operating loss carryforwards for CHPNs......     7,317,000      8,160,000
  Alternative minimum tax credit..........................    27,003,000     16,470,000
  Long-lived tax assets...................................    23,621,000     23,900,000
  Basis difference in CHPN investments....................     3,670,000      5,350,000
  Other temporary differences.............................    16,803,000     12,880,000
                                                            ------------   ------------
          Total deferred tax asset........................   115,043,000    107,160,000
  Valuation allowance for deferred tax asset..............   (94,539,000)   (89,750,000)
                                                            ------------   ------------
  Deferred tax asset, net of valuation allowance..........    20,504,000     17,410,000
                                                            ------------   ------------
Deferred tax liability:
  Unrealized investment gains.............................     1,542,000      5,550,000
                                                            ------------   ------------
          Total deferred tax liability....................     1,542,000      5,550,000
                                                            ------------   ------------
Net deferred tax asset....................................  $ 18,962,000   $ 11,860,000
                                                            ============   ============

     Other temporary differences consist principally of differences between tax and generally accepted accounting principles related to estimated benefit liabilities and accounting accruals.

     At December 31, 1999, the Company's consolidated tax group has net operating loss carryforwards of $104,655,000 for regular income tax purposes that expire in the years 2003 through 2018. Certain of the CHPN subsidiaries which file separate tax returns have net operating loss carryforwards of $19,276,000 that expire in 2011 through 2019.

     The Company qualifies for a special deduction under the regular tax system available to certain Blue Cross and Blue Shield plans under Section 833(b) of the Internal Revenue Code. The effect of this deduction is to significantly reduce regular taxable income and subjects the Company to alternative minimum tax. The Company expects to be taxed under the alternative minimum tax system into the foreseeable future and therefore principally all of the regular tax net operating loss carryforwards of the consolidated tax group, the alternative minimum tax credit and the long-lived tax assets which will not be deductible until well into the future, will most likely not be utilized. For financial reporting purposes, a valuation allowance has been recorded to reduce the related deferred tax assets to the amount expected to be realized. The Company reviewed the adequacy of the deferred tax valuation allowance and believes it is appropriate.

     During January 1999, the Internal Revenue Service completed its examination of the Company's consolidated federal income tax returns for 1995 and 1994. The Company does not believe that the ultimate resolution of the issues will have an adverse effect on its operations or financial position.

                            CERULEAN COMPANIES, INC.

10. CAPITAL STOCK

MANDATORILY REDEEMABLE PREFERRED STOCK

     The Class B Convertible Preferred Stock (the "Class B Stock") has a liquidation preference of $1,000 per share and a mandatory redemption value of $900 per share. Dividends on the Class B Stock are currently paid at the rate of $100.00 per annum per share ($60.00 per annum per share prior to 1999), are fully cumulative and accrue without interest. The preferred shares are mandatorily redeemable on December 1, 2001 or may be redeemed prior to this date upon the occurrence of certain events. Upon completion of a Stock Conversion, each share of Class B Stock shall convert into the number of fully paid and nonassessable shares of Common Stock equal to .0004446420631%. This rate may be adjusted periodically upon the occurrence of certain events. The holders of the Class B Stock vote separately as a single class with each share being entitled to one vote.

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

SERIES A PREFERRED STOCK

     The Series A Stock is a series of preferred stock created specifically for the Settlement. The Series A Stock has all of the economic attributes of Class A Stock, and each share of Series A Stock is the economic equivalent of one share of Class A Stock. The Series A Stock, however, has no voting rights. In those events in which there is a statutory voting right accorded to any class or series of capital stock, each share of Series A Stock automatically converts into one unit of the Company's Class A Common Stock Participation Rights (the "Company's Rights"). Each of the Company's Rights is the economic equivalent of one share of Class A Stock but has no voting rights.

     The Series A Stock has been authorized by the Company's Board of Directors and holders of a majority of the outstanding shares of Class B Stock, and an amendment to the Company's Articles of Incorporation (the "Articles") creating the Series A Stock was filed with the Georgia Secretary of State.

CLASS A CONVERTIBLE COMMON STOCK

     Prior to December 1, 1998, shares of Class A Stock could not be sold, transferred, encumbered, pledged or otherwise disposed of except upon the occurrence of certain events. While there is no established market for the Company's Class A Stock, following December 1, 1998, these shares became transferable under certain defined criteria, with a right of first refusal by the Company. As of December 31, 1999, no shares had been presented to the Company for transfer that met the defined criteria. In the event of a Stock Conversion, each share of Class A Stock will be converted into one share of Common Stock. So long as any shares of the Company's Class B Stock are issued, outstanding and entitled to vote, no dividends may be paid on the Class A Stock without the approval of the Board and the holders of a majority of the shares of Class B Stock. As long as no Common Stock is outstanding, the holders of the Class A Stock vote separately as a single class with each share being entitled to one vote. The Company's Articles do not contain any provisions protecting holders of Class A Stock against dilution. In the event the Company issues additional shares of Class A Stock, or issues shares of Common Stock or Blank Preferred Stock convertible into Common Stock or effects a stock split, stock dividend or other recapitalization of or on its Common Stock, the then existing Class A Shareholders will be diluted.

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

     In addition, the Company leases other office space and data processing equipment. Future minimum lease obligations (including estimated real estate taxes and operating expenses) under all non-cancelable operating leases are as follows:

2000........................................................  $17,735,926
2001........................................................    5,130,170
2002........................................................    2,336,903
2003........................................................    1,192,762
2004........................................................    1,135,079
Thereafter..................................................           --
                                                              -----------
                                                              $27,530,840
                                                              ===========

     Rent expense amounted to approximately $21,911,000 in 1999, $18,413,000 in 1998 and $14,235,000 in 1997.

                            CERULEAN COMPANIES, INC.

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

                            CERULEAN COMPANIES, INC.

12. EMPLOYEE BENEFITS -- (CONTINUED)

     The following chart summarizes the change in the plans' benefit obligation, assets and funded status:

                                                                      POSTRETIREMENT
                                        PENSION PLANS                  BENEFIT PLANS
                                 ---------------------------   -----------------------------
                                     1999           1998           1999            1998
                                 ------------   ------------   -------------   -------------
Change in benefit obligation
  Benefit obligation at
  beginning of year............  $ 84,889,734   $ 66,669,719   $  17,551,400   $  17,802,200
  Service cost.................     6,300,720      5,153,127         649,000         581,500
  Interest cost................     5,646,635      5,029,628       1,126,100       1,140,700
  Actuarial loss (gain)........   (13,002,983)    10,225,989      (2,899,600)     (1,245,700)
  Amendments...................       856,263        713,929              --              --
  Benefits paid................    (3,801,774)    (2,902,658)       (792,500)       (727,300)
                                 ------------   ------------   -------------   -------------
  Benefit obligation at end of
     year......................    80,888,595     84,889,734      15,634,400      17,551,400
                                 ------------   ------------   -------------   -------------

Change in plan assets Fair
  value of plan assets at
  beginning of year............    65,604,328     56,731,183              --              --
  Actual return on plan
     assets....................    10,394,044      8,870,572              --              --
  Employer contributions.......     1,282,570      2,905,231              --              --
  Benefits paid................    (3,801,774)    (2,902,658)             --              --
                                 ------------   ------------   -------------   -------------
  Fair value of plan assets at
     end of year...............    73,479,168     65,604,328              --              --
                                 ------------   ------------   -------------   -------------

Reconciliation of funded status
  Funded status................  $ (7,409,427)  $(19,285,406)  $ (15,634,400)  $ (17,551,400)
  Unrecognized actuarial loss
     (gain)....................   (10,783,205)     7,783,506      (5,644,400)     (2,854,300)
  Unrecognized prior service
     cost......................     4,983,476      4,676,823              --              --
  Unrecognized transition
     (asset) obligation........      (530,780)      (665,153)     12,075,400      12,880,500
                                 ------------   ------------   -------------   -------------
  Net amount recognized........  $(13,739,936)  $ (7,490,230)  $  (9,203,400)  $  (7,525,200)
                                 ============   ============   =============   =============

Amounts recognized in the
  accompanying consolidated
  balance sheets consist of:
  Accrued benefit liability....  $(13,753,953)  $ (7,949,252)  $  (9,203,400)  $  (7,525,200)
  Intangible asset.............        14,017        459,022              --              --
                                 ------------   ------------   -------------   -------------
  Net amount recognized........  $(13,739,936)  $ (7,490,230)  $  (9,203,400)  $  (7,525,200)
                                 ============   ============   =============   =============

Weighted-average assumptions as                                                    6.75
  of December 31,                   7.75%          6.76%           7.75%             %
  Discount rate                     9.00%          9.00%            N/A             N/A
  Expected long-term rate of
     return on plan assets
  Rate of increase in future
     compensation                  3.0-6.5%       3.0-6.5%     Varies by age   Varies by age

                            CERULEAN COMPANIES, INC.

12. EMPLOYEE BENEFITS -- (CONTINUED)

                                                                              POSTRETIREMENT
                                      PENSION PLANS                           BENEFIT PLANS
                         ---------------------------------------   ------------------------------------
                            1999          1998          1997          1999         1998         1997
                         -----------   -----------   -----------   ----------   ----------   ----------
Components of net
  periodic benefit
  cost:
  Service cost.........  $ 6,300,720   $ 5,153,127   $ 3,731,909   $  649,000   $  581,500   $  475,900
  Interest cost........    5,646,635     5,029,628     4,225,087    1,126,100    1,140,700    1,264,200
  Expected return on
     plan assets.......   (5,220,276)   (4,580,790)   (3,817,799)          --           --           --
  Amortization of
     actuarial loss
     (gain)............      389,961       236,924        67,886     (109,500)    (114,900)     (23,400)
  Amortization of prior
     service cost......      549,609       549,609       462,788           --           --           --
  Amortization of
     transition
     obligation
     (asset)...........     (134,373)     (134,373)     (134,373)     805,100      805,100      805,100
                         -----------   -----------   -----------   ----------   ----------   ----------
  Net periodic benefit
     cost..............  $ 7,532,276   $ 6,254,125   $ 4,535,498   $2,470,700   $2,412,400   $2,521,800
                         ===========   ===========   ===========   ==========   ==========   ==========

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the supplemental executive retirement plan, which has an accumulated benefit obligation in excess of plan assets, were $5,524,172, $4,013,284 and $-0-, respectively as of December 31, 1999, and $5,185,428,
$3,055,356 and $-0-, respectively, as of December 31, 1998.

     The postretirement benefit plan valuation is based on census information as of January 1, 1999 and claims development based on the benefits provided. The discount rate assumed is 7.75% and the salary increase rate assumed varies by age. The health care cost trend rate is assumed to be 7.5% in 1999, decreasing gradually to 5.25% in 2003 and after. The health care cost trend rate was assumed to be 8.0% in 1998, decreasing 0.5% each year to an ultimate rate of 5.25%. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point each year would increase the accumulated postretirement benefit obligation by $690,900 as of December 31, 1999, and the aggregate of the estimated service and interest cost components of net periodic postretirement benefit cost by $53,500 for 1999. Similarly, decreasing the assumed health care cost trend rates by one percentage point each year would decrease the accumulated postretirement benefit obligation by $598,000 as of December 31, 1999, and the aggregate of the estimated service and interest cost components of net periodic postretirement benefit cost by $46,300 for 1999.

DEFINED CONTRIBUTION PLAN

     The Company offers a defined contribution plan ("401(k) plan") covering substantially all employees. Under this plan, employees can contribute up to 15% of their base compensation, subject to certain maximum limitations. The Company matches 50% of the employee's first $500 contributed and 25% thereafter, up to a maximum of 6% of the employee's annual compensation. The Company's matching contributions vest 25% per year commencing at the end of the second year of participation. Employee contributions vest immediately. The Company contributed $1,201,000 to this 401(k) plan during 1999, $1,125,000 during 1998 and
$1,031,000 during 1997.

                            CERULEAN COMPANIES, INC.

13. BUSINESS SEGMENT, CUSTOMER AND PRODUCT INFORMATION

     The Company operates predominantly in one industry segment, health insurance products and services, and reports its operations as one business segment. The Company's products and services are sold principally in the State of Georgia. A significant portion of its customer base is concentrated with companies that are located in the metropolitan Atlanta area. As a percentage of total revenues (premium revenues and management services revenues), the Company's largest customer represented 22% of total revenues in 1999, 23% of total revenues in 1998 and 27% in 1997. The Company's next two largest customers accounted for less than 9% of total revenues in 1999, 1998 and 1997.

     The Company's total revenues (premium revenues and management services revenues), by primary product groups are as follows:

                                               1999             1998             1997
                                          --------------   --------------   --------------
Indemnity and PPO insurance products and
  services..............................  $  933,807,941   $  771,080,787   $  727,786,073
HMO and POS insurance products and
  services..............................     677,047,014      520,317,074      343,613,408
Life insurance and other products and
  services..............................      17,625,014       16,230,082       14,860,028
                                          --------------   --------------   --------------
          Total.........................  $1,628,479,969   $1,307,627,943   $1,086,259,509
                                          ==============   ==============   ==============

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

     In January 1998, a hospital purchased stock warrants exercisable for common stock in one of the Company's CHPN subsidiaries in exchange for $1.0 million, paid ratably over two years. The stock warrants expired on December 16, 1999. In accordance with the CHPN formation agreement, the Company's 51% equity interest was not diluted as a result of this transaction. The Company recorded non-operating income of $255,000 in 1999 and in 1998 for its portion of this transaction.

     In 1997, a hospital purchased a 5% interest in one of the Company's CHPN subsidiaries. In accordance with the CHPN formation agreement, the Company's 51% equity interest was not diluted as a result of this transaction. The Company recorded non-operating income of $1,275,000 in 1997 for its portion of this transaction.

15. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

     On September 18, 1998, Plaintiffs Allen Saravuth, Nga Nguyen, Chansamone Sengsavath and Fatana Pirzad, individually and on behalf of all others similarly situated (collectively, the "Richmond County Plaintiffs"), filed a lawsuit against the Company, BCBSGA, James L. Laboon, Jr., Fred L. Tolbert, Jr., Richard
D. Shirk, James E. Albright, W. Daniel Barker, Elizabeth W. Camp, Louis H. Felder, M.D., Edward M. Gillespie, Joseph D. Greene, Mel H. Gregory, Jr., Frank
J. Hanna, III, R. Pierce Head, Jr., Charles H. Keaton, James H. Leigh, Jr., M.D., Julia L. Mitchell-Ivey, Charles R. Underwood, M.D., W. Jerry Vereen, A. Max Walker, Dan H. Willoughby, M.D., Joe M. Young, and John B. Zellars (collectively, the "Defendant

                            CERULEAN COMPANIES, INC.

15. COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

Directors") in the Superior Court of Richmond County, State of Georgia, bearing Civil Action File No. 98-RCCV-806. In addition, the Richmond County Plaintiffs filed a Motion for Temporary Restraining Order and Interlocutory Injunctive Relief, which was heard and denied by the Superior Court of Richmond County on September 21, 1998. The Richmond County Plaintiffs identify themselves as four individuals who were entitled to receive shares of the Company's stock in connection with the conversion of BCBSGA from a non-profit corporation to a regular business corporation (the "Conversion"). The Richmond County Plaintiffs assert claims for specific performance, fraud, breach of provisions of the Insurance Code of Georgia, breach of fiduciary duty, and request declaratory judgment and certification of a class action consisting of all persons who were "eligible subscribers" of BCBSGA as of February 1, 1996, and who did not become holders of Class A Stock of the Company. The Richmond County Plaintiffs allege that they and the members of the purported class are entitled to receive shares of Class A Stock in the Company. The Richmond County Plaintiffs allege alternatively that offering materials disseminated by BCBSGA during 1996 relating to Class A Stock of the Company contained materially misleading and deceptive statements and omissions and that the Richmond County Plaintiffs and the purported class members are entitled to an award of damages in excess of $100 million. The Richmond County Plaintiffs also assert derivative causes of action against the Defendant Directors alleging that the Defendant Directors breached fiduciary duties by, among other things, approving the placement and issuance of Class B Stock in the Company during 1996, the issuance of Class A Stock in the Company, the settlement of the Let's Get Together, Inc. et al. v. Insurance Commissioner, et al., Civil Action E-61714 (Superior Court of Fulton County, Georgia) lawsuit, and certain management compensation. On November 9, 1998, Harrell Tiller, Charlie Deal and Olean Lokey joined the case as additional named plaintiffs. On December 9 and 10, 1998, a hearing was held on the plaintiffs' request for declaratory ruling on the issue of whether plaintiffs are properly shareholders of the Company and on December 17, 1998, the Superior Court ruled in favor of the plaintiffs. The Company filed an appeal with the Georgia Supreme Court which accepted jurisdiction and granted expedited treatment of the appeal. The Company's Board of Directors appointed a Special Litigation Committee to review the derivative claims. On April 14, 1999, the Special Litigation Committee reported to the Board of Directors that it had concluded that the derivative claims were without substance. On May 3, 1999, the Georgia Supreme Court reversed the ruling of the Richmond County Superior Court, holding that the Richmond County Superior Court erred in considering and ruling upon the plaintiffs' claims. The Georgia Supreme Court found that the Georgia Commissioner had broad power of review over the Conversion and that sufficient administrative remedies with the Georgia Commissioner had been available to the plaintiffs during and following the Conversion.

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

LEGAL PROCEEDINGS

     On May 17, 1999, Harrell Tiller, Charlie Deal and Olean Lokey, who were among the Richmond County Plaintiffs, filed two separate Petitions for Declaratory Ruling (the "Petitions") before the Georgia Commissioner, seeking a declaration from the Georgia Commissioner that they, and others similarly situated, should have been issued shares of Class A Stock. On June 22, 1999, the Georgia Commissioner entered orders on the Petitions denying the relief sought. On June 22, 1999, Harrell Tiller, Charlie Deal and Olean Lokey filed two

                            CERULEAN COMPANIES, INC.

15. COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

separate proceedings in the Superior Court of Richmond County. In these cases, styled In Re: Harrell Tiller, individually and on behalf of all others similarly situated v. Commissioner of Insurance of the State of Georgia, Civil Action No. 1999-RCCV-471 and In Re: Charlie Deal and Olean Lokey, individually and on behalf of all others similarly situated v. Commissioner of Insurance of the State of Georgia, Civil Action No. 1999-RCCV-470, the Petitioners sought judicial review of the decisions of the Georgia Commissioner of June 22, 1999 (the "Judicial Review Proceedings"). On September 21, 1999, the Superior Court of Richmond County entered orders reversing the Commissioner's orders. On October 12, 1999, the Company and BCBSGA filed Applications for Discretionary Appeal (the "Applications") with the Supreme Court of Georgia, seeking to have that court reverse the Superior Court of Richmond County's decisions. These Applications were transferred to the Court of Appeals of the State of Georgia on November 12, 1999. On October 21, 1999, the Commissioner filed an application for appellate relief from the Superior Court's decisions with the Court of Appeals of the State of Georgia, seeking to have that court overturn the Superior Court's decisions. On November 22, 1999, the Georgia Court of Appeals granted the Applications for Discretionary Appeal of all parties. The cases were docketed on December 15, 1999, and the parties are completing their briefing of the cases. Oral argument before the Court of Appeals is scheduled for March 23, 2000. Management of the Company believes the case to be without merit and, in any event, believes that its impact, if any, on the assets of the Company would not be material.

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

16. STATUTORY FINANCIAL INFORMATION AND ACCOUNTING PRACTICES

     BCBSGA, Greater Georgia Life Insurance Company, a life insurance subsidiary, and HMO Georgia, Inc., a health maintenance organization are domiciled in the State of Georgia and prepare their statutory financial statements in accordance with accounting principles and practices prescribed or permitted by the Georgia Insurance Department. Currently, prescribed statutory accounting practices are interspersed throughout state insurance laws and regulations, the National Association of Insurance Commissioners' ("NAIC") "Accounting Practices and Procedures Manual" and a variety of other NAIC publications. Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state and may change in the future.

     In 1998, the NAIC adopted codified statutory accounting principles ("Codification") effective January 1, 2001. Codification will likely change, to some extent, prescribed statutory accounting practices and may result in changes to the accounting practices that the Company's subsidiaries use to prepare their statutory financial statements. Codification will require adoption by the various states before it becomes the prescribed statutory basis of accounting for insurance companies domesticated within those states. Accordingly, before Codification becomes effective for the Company's subsidiaries, the State of Georgia must adopt Codification as the prescribed statutory basis of accounting on which domestic insurers must report their statutory-basis results to the Insurance Department. At this time it is anticipated that Georgia will adopt codification. However, based on current guidance, management believes that the impact of Codification will not be material to the statutory-basis financial statements of the Company's subsidiaries. The Company's insurance subsidiaries do not have permitted practices which would require authorization by the Georgia Insurance Department.

     The minimum amount of statutory capital and surplus necessary to satisfy regulatory requirements of the Georgia Insurance Department is $1,000,000 for BCBSGA and $3,000,000 each for HMO Georgia, Inc. and Greater Georgia Life Insurance Company. The Company's insurance subsidiaries may distribute dividends only out of realized profits (undistributed, accumulated, net earnings since organization). The amount of

                            CERULEAN COMPANIES, INC.

16. STATUTORY FINANCIAL INFORMATION AND ACCOUNTING PRACTICES -- (CONTINUED) dividends distributable each year is limited to the greater of the prior year's net income determined on a statutory basis or 10% of prior year statutory surplus. In addition, dividends distributable by BCBSGA are further limited by the Conversion order (approved by the Georgia Commissioner of Insurance on December 27, 1995 related to BCBSGA's conversion to a for-profit corporation). Dividend distributions by BCBSGA, HMO Georgia, Inc. and Greater Georgia Life Insurance Company above these defined limits require special approval by the State of Georgia Insurance Commissioner.

     The following table presents the amount of statutory capital and surplus for the Company's insurance subsidiaries:

                                                                  DECEMBER 31,
                                                          ----------------------------
                                                              1999            1998
                                                          ------------    ------------
Blue Cross and Blue Shield of Georgia, Inc..............  $161,510,819    $155,721,970
HMO Georgia, Inc........................................    45,481,883      26,017,636
Greater Georgia Life Insurance Company..................    24,481,354      24,971,304

     The following table presents the amount of statutory net income for the Company's insurance subsidiaries:

                                                          YEAR ENDED DECEMBER 31,
                                                   --------------------------------------
                                                      1999          1998          1997
                                                   -----------   -----------   ----------
Blue Cross and Blue Shield of Georgia, Inc.......  $33,158,697   $15,131,962   $1,936,150
HMO Georgia, Inc.................................   14,419,178    11,399,608    8,250,726
Greater Georgia Life Insurance Company...........    2,117,567     2,569,111    3,173,718