Form 10-Q
period 2000-03-31
CERULEAN COMPANIES INC
filed 2000-05-12
CIK 1009912

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-Q



[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the period ended              MARCH 31, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from _____________________  to  _____________________


Commission File Number : 000-22477
                         ---------


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

Class: Class A Convertible Common Stock, no par value, $0.01 stated value. Outstanding as of April 30, 2000 - 409,602 shares

                            CERULEAN COMPANIES, INC.
                                    FORM 10-Q
                                 MARCH 31, 2000

                                      INDEX



                                                                                                  PAGE
                                                                                                 NUMBER
                                                                                                 ------
PART I.         FINANCIAL INFORMATION

                Item 1.      Consolidated Financial Statements

                             Consolidated Balance Sheets as of March 31, 2000 and                Page 3
                               December 31, 1999

                             Consolidated Statements of Income for the Three Months Ended        Page 4
                               March 31, 2000 and 1999

                             Consolidated Statements of Comprehensive Income for the             Page 4
                               Three Months Ended March 31, 2000 and 1999

                             Consolidated Statements of Cash Flows for the Three Months          Page 5
                               Ended March 31, 2000 and 1999

                             Notes to Consolidated Financial Statements                          Page 6

                Item 2.      Management's Discussion and Analysis of Financial Condition         Page 10
                               and Results of Operations

                Item 3.      Quantitative and Qualitative Disclosure About Market Risk           Page 12

PART II.        OTHER INFORMATION

                Item 1.      Legal Proceedings                                                   Page 14

                Item 2.      Changes in Securities                                               Page 14

                Item 3.      Defaults Upon Senior Securities                                     Page 14

                Item 4.      Submission of Matters to a Vote of Security Holders                 Page 14

                Item 5.      Other Information                                                   Page 14

                Item 6.      Exhibits and Reports on Form 8-K                                    Page 14

                             Signatures                                                          Page 16

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                            CERULEAN COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                      MARCH 31,           DECEMBER 31,
                                                                                        2000                 1999
                                                                                        ----                 ----
                                                                                    (UNAUDITED)
ASSETS
Investments:
   Fixed maturities:
     Available-for-sale, at fair value (amortized cost: $284,523,804;
      $265,875,467)                                                                 $274,261,659         $256,844,521
   Equity securities, at fair value (cost: $56,553,778;  $55,204,793)                 70,907,972           73,036,645
   Short-term investments, at fair value (cost: $325,000;  $325,000)                     325,000              325,000
                                                                                    ------------         ------------
         Total investments                                                           345,494,631          330,206,166

Cash and cash equivalents                                                             53,437,302           58,522,617
Accounts receivable                                                                   95,306,891           76,429,351
Reimbursable portion of estimated benefit liabilities                                 47,734,000           47,002,000
FEP assets held by agent                                                              26,749,038           26,749,038
Property and equipment                                                                40,937,902           40,063,725
Other assets                                                                          32,247,334           33,110,191
                                                                                    ------------         ------------
         Total assets                                                               $641,907,098         $612,083,088
                                                                                    ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Estimated benefit liabilities                                                    $211,296,117         $201,587,264
   Unearned premiums                                                                  22,800,295           17,873,115
   FEP stabilization reserve                                                          26,749,038           26,749,038
   Accounts payable and accrued expenses                                              58,107,912           50,723,056
   Other liabilities                                                                  39,064,087           37,477,669
                                                                                    ------------         ------------
         Total liabilities                                                           358,017,449          334,410,142
                                                                                    ------------         ------------

Mandatorily redeemable preferred stock:
   Class B Convertible Preferred Stock, no par value.
     Authorized, issued and outstanding, 49,900 shares at March 31, 2000 and
       December 31, 1999; aggregate liquidation preference
       $49,900,000; aggregate mandatory redemption, $44,910,000                       46,645,042           46,645,042
                                                                                    ------------         ------------

Shareholders' equity:
   Blank Preferred Stock, no par value.
     Authorized and unissued 100,000,000 shares                                               --                   --
   Series A Preferred Stock, no par value, $0.01 stated value.
     Authorized and unissued 64,000 shares                                                    --                   --
   Class A Convertible Common Stock, no par value, $0.01 stated value.
     Authorized 50,000,000 shares; issued and outstanding 409,602 and
     409,597 shares at March 31, 2000 and December 31, 1999,                               4,096                4,096
     respectively
   Additional paid-in capital                                                         45,188,422           45,188,422
   Common Stock, no par value.
     Authorized and unissued 100,000,000 shares                                               --                   --
   Stock warrants exercisable                                                         29,968,000           29,968,000
   Accumulated other comprehensive income (unrealized appreciation on
     securities, net of taxes)                                                         3,777,367            7,258,906
   Retained earnings                                                                 158,306,722          148,608,480
                                                                                    ------------         ------------
         Total shareholders' equity                                                  237,244,607          231,027,904
   Commitments and contingencies (Note 5)                                                     --                   --
                                                                                    ------------         ------------
         Total liabilities and shareholders' equity                                 $641,907,098         $612,083,088
                                                                                    ============         ============

See accompanying notes.

                            CERULEAN COMPANIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                              2000               1999
                                                                              ----               ----
Revenues:
   Premium revenue                                                       $420,105,615      $ 349,638,319
   Management services revenue                                             37,755,002         32,661,162
   Investment and other income                                              5,265,875          4,724,347
   Realized gains                                                           1,744,234          1,863,462
                                                                         ------------      -------------
     Total revenues                                                       464,870,726        388,887,290
Benefits expense                                                          363,878,811        298,626,942
Operating expenses                                                         86,742,469         75,986,289
                                                                         ------------      -------------
Operating income                                                           14,249,446         14,274,059
Non-operating income                                                               --             63,750
                                                                         ------------      -------------
Income before income taxes and minority interests                          14,249,446         14,337,809
Income tax expense                                                          3,704,995          3,654,000
Minority interest in losses (earnings) of joint venture investments           401,292           (429,398)
                                                                         ============      =============
     Net income                                                          $ 10,945,743      $  10,254,411
                                                                         ============      =============


See accompanying notes.


                            CERULEAN COMPANIES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    UNAUDITED

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                              2000               1999
                                                                              ----               ----
Net income                                                               $ 10,945,743      $  10,254,411
Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during period, net of reclassification adjustment for gains included in net income of
   $1,395,387 and $1,490,769, respectively                                 (3,481,537)        (3,576,316)
                                                                         ============      =============
Comprehensive income                                                     $  7,464,206      $   6,678,095
                                                                         ============      =============


See accompanying notes.

                            CERULEAN COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                              2000               1999
                                                                              ----               ----
OPERATING ACTIVITIES
Net income                                                               $ 10,945,743      $  10,254,411
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Non-cash and non-operating items:
     Depreciation                                                           2,785,761          2,602,441
     Amortization                                                               9,269            178,433
     Uncollectible receivables                                               (233,487)         1,479,174
     Gain on sale of investments                                           (1,744,234)        (1,863,462)
     Loss on sale of property and equipment                                       974              2,973
     Non-operating income                                                          --            (63,750)
  (Increase) decrease in certain assets:
     Accounts receivable                                                  (18,644,053)        (9,401,873)
     Reimbursable portion of estimated benefit liabilities                   (732,000)        (4,176,000)
     Other assets                                                           2,093,009           (336,093)
  Increase (decrease) in certain liabilities:
     Estimated benefit liabilities                                          9,708,853          8,965,200
     Unearned premiums                                                      4,927,180         (6,017,680)
     Accounts payable and accrued expenses                                  7,384,856          2,942,830
     Other liabilities                                                        338,917          6,578,159
     Minority interest in sale of stock warrants by a subsidiary                   --            (61,250)
                                                                         ------------      -------------
Net cash provided by operating activities                                  16,840,788         11,083,513

INVESTING ACTIVITIES
  Investments available-for-sale:
    Investments purchased                                                 (67,970,547)       (69,592,911)
    Investments sold or matured                                            49,705,356         75,442,362
Property and equipment purchased                                           (3,660,912)        (2,769,104)
Property and equipment sold                                                        --             19,800
                                                                         ------------      -------------
Net cash (used in) provided by investing activities                       (21,926,103)         3,100,147

FINANCING ACTIVITIES
Sale of stock warrants by a subsidiary                                             --            125,000
                                                                         ------------      -------------
Net cash provided by financing activities                                          --            125,000
                                                                         ------------      -------------

Increase (decrease) in cash and cash equivalents                           (5,085,315)        14,308,660
Cash and cash equivalents at beginning of period                           58,522,617         52,159,196
                                                                         ------------      -------------
Cash and cash equivalents at end of period                               $ 53,437,302      $  66,467,856
                                                                         ============      =============


  See accompanying notes.

                            CERULEAN COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                    UNAUDITED

1. SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Cerulean Companies, Inc. (the "Company") was incorporated under the laws of the State of Georgia on February 2, 1996 to act as the holding company for Blue Cross and Blue Shield of Georgia, Inc. ("BCBSGA") and its subsidiaries, and for other lawful purposes.


BASIS OF PRESENTATION

The Company's accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") and require the use of management's estimates. As to the Company's managed care, health and life insurance operations, GAAP varies in some respects from statutory accounting practices permitted or prescribed by insurance regulatory authorities. The Company's health care plan subsidiary, its health maintenance organization and its life insurance subsidiary are subject to regulation by the Georgia Insurance Department, including minimum capital and surplus requirements and restrictions on payment of dividends. Because of the nature of the Company's operations, the results of interim periods are not necessarily indicative of results expected for the entire year. In the opinion of management, all material adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been made. All such adjustments are of a normal recurring nature.

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

The Company owns at least 51% of the voting shares of each CHPN. Under certain circumstances, defined in the CHPN shareholder agreements, supermajority votes of shareholders are required for amendment of the CHPN articles of incorporation; liquidation of the CHPN; and issuance and repurchase of CHPN equity. The net effect of supermajority votes in these circumstances results in consensus of the shareholders, providing minority shareholders protective rights. The Company has made additional capital contributions to certain CHPN's and may provide additional capital in the future. Future capital requirements of minority shareholders are limited or prescribed. Profits of CHPNs are allocated to shareholders in accordance with their respective stock ownership percentages. Losses are allocated in accordance with ownership interests up to previously contributed capital; losses exceeding such amounts are absorbed entirely by the Company.

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

3. INCOME TAXES

The Company's income tax expense consisted primarily of federal alternative minimum tax in all periods. The effective tax rates for the periods are impacted by CHPN subsidiaries which incur taxes at a 34% rate and which do not join in the filing of the Company's consolidated tax return, state income taxes and other permanent book to tax differences, including non-deductible expenses.

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

The Company's premium revenue and management services revenue by primary product groups are as follows:

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                              2000              1999
                                                                              ----              ----
Indemnity and PPO insurance products and services                        $253,619,542      $ 221,476,649
HMO and POS insurance products and services                               199,463,589        156,320,936
Life insurance and other products and services                              4,777,486          4,501,896
                                                                         ============      =============
   Total                                                                 $457,860,617      $ 382,299,481
                                                                         ============      =============


5. COMMITMENTS AND CONTINGENCIES

PROPOSED MERGER

On July 9, 1998, the Company entered into an agreement and plan of merger (the "Merger Agreement") with WellPoint Health Networks Inc. ("WellPoint") and a subsidiary of WellPoint. As of July 9, 1999, the parties agreed upon an extension of the Merger Agreement until October 15, 1999 and, under certain circumstances, December 31, 1999. Effective October 15, 1999, the parties agreed to extend the Merger Agreement through December 31, 1999. On December 30, 1999, the parties agreed to further extend the Merger Agreement through December 31, 2000. Pursuant to the Merger Agreement, the Company will become a wholly-owned subsidiary of WellPoint in consideration for a combination of WellPoint shares and cash valued at $500 million. On June 25, 1999, the shareholders of the Company approved the transaction. Finalization of the transaction is subject to, among other things, the approval of the Commissioner of Insurance of the State of Georgia (the "Georgia Commissioner"), the approval of the Blue Cross and Blue Shield Association and certain approvals of the Health Care Financing Administration. Upon final disposition of the litigation commenced by the Richmond County Plaintiffs described further in Legal Proceedings below, the Company expects that the Georgia Commissioner will schedule a public hearing.

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

The Richmond County Plaintiffs did not file a motion for reconsideration of the Georgia Supreme Court's decision. On May 5, 1999, BCBSGA and the Company filed motions for summary judgment on the Richmond County Plaintiffs' fraud claims. On May 20, 1999, the Company and BCBSGA filed a motion for entry of judgment on all remaining counts of the Richmond County Plaintiffs' Complaint. On May 28, 1999, the Richmond County Plaintiffs filed a Second Amended and Restated Class Action Complaint against the Company, BCBSGA and the Defendant Directors. In addition to the factual allegations contained in the initial complaint, the Richmond County Plaintiffs assert that certain persons, including Charlie Deal and Olean Lokey, were entitled to be offered shares of stock in the Company but never received an offer. The Richmond County Plaintiffs have asserted claims for specific performance, deprivation of possession of personal property, fraud, constructive fraud, direct and derivative claims based on breach of fiduciary duty, and request declaratory and injunctive relief, damages, punitive damages, and certification of a class action on behalf of all persons who were "eligible subscribers" of BCBSGA as of February 1, 1996 who did not become holders of Class A Stock of the Company. On July 29, 1999, the Superior Court of Richmond County entered an order dismissing all claims against the Defendant Directors without prejudice. On September 21, 1999, the Superior Court of Richmond County entered orders denying the motions for summary judgment and the motion for entry of judgment. On October 27, 1999, the Company and BCBSGA filed a motion for reconsideration of the motion for entry of judgment. The case remains pending before the Superior Court.

On May 17, 1999, Harrell Tiller, Charlie Deal and Olean Lokey, who were among the Richmond County Plaintiffs, filed two separate Petitions for Declaratory Ruling (the "Petitions") before the Georgia Commissioner, seeking a declaration from the Georgia Commissioner that they, and others similarly situated, should have been issued shares of Class A Stock. On June 22, 1999, the Georgia Commissioner entered orders on the Petitions denying the relief sought. On June 24, 1999, Harrell Tiller, Charlie Deal and Olean Lokey filed two separate Petitions for Judicial Review in the Superior Court of Richmond County. In these cases, styled In Re: Harrell Tiller, individually and on behalf of all others similarly situated v. Commissioner of Insurance of the State of Georgia, Civil Action No. 1999-RCCV-471 and In Re: Charlie Deal and Olean Lokey, individually and on behalf of all others similarly situated v. Commissioner of Insurance of the State of Georgia, Civil Action No. 1999-RCCV-470, the Petitioners sought judicial review of the decisions of the Georgia Commissioner of June 22, 1999 (the "Judicial Review Proceedings"). On September 21, 1999, the Superior Court of Richmond County entered orders reversing the Georgia

Commissioner's orders. On October 12, 1999, the Company and BCBSGA filed Applications for Discretionary Appeal (the "Applications") with the Supreme Court of Georgia, seeking to have that court reverse the Superior Court of Richmond County's decisions. These Applications were transferred to the Court of Appeals of the State of Georgia on November 12, 1999. On October 21, 1999, the Georgia Commissioner filed two separate applications for appellate relief from the Superior Court's decisions with the Court of Appeals of the State of Georgia, seeking to have that court overturn the Superior Court's decisions. On November 22, 1999, the Georgia Court of Appeals granted the Applications for Discretionary Appeal of all parties. The cases were docketed on December 15, 1999, and the parties fully briefed the cases. Oral arguments were presented to the Court of Appeals on March 22, 2000 on the appeals filed by the Georgia Commissioner and the Company. A decision from the Court of Appeals is expected to follow within two to four months. Management of the Company believes the case to be without merit and, in any event, believes that its impact, if any, on the assets of the Company would not be material.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

Premium revenues increased 20% to $420.1 million for the three months ended March 31, 2000 from $349.6 million for the three months ended March 31, 1999. HMO and POS premiums increased $42.8 million to $194.7 million for the three months ended March 31, 2000 primarily as a result of a 15% increase in membership and rate increases in the 2000 period. New sales, and in-group growth, continued to drive HMO and POS insured membership growth to 432,000 members at March 31, 2000 from 375,000 members at March 31, 1999. HMO and POS products accounted for 46% of premium revenues at March 31, 2000, compared to 43% of premium revenues at March 31, 1999. Premium revenues for indemnity and PPO products increased $27.3 million to $220.7 million for the three months ended March 31, 2000 as a result of rate increases in 2000 and an 11% growth in the members served.

Management services revenue increased 16% to $37.8 million for the three months ended March 31, 2000 compared to $32.7 million for the three months ended March 31, 1999, due primarily to increased membership for self-funded employer groups and increased fee income for network access fees from other Blue Cross Blue Shield plans and other third parties. Self-funded employer group membership was 900,000 at March 31, 2000 compared to 852,000 at March 31, 1999.

Realized gains on the sale of marketable securities of $1.7 million for the three months ended March 31, 2000 were slightly lower than realized gains of $1.9 million for the three months ended March 31, 1999. The magnitude of realized gains in any period can fluctuate due to fixed income and equity market performance, as well as timing of individual sale transactions, which are subject to decisions made by the Finance Committee of the Company's Board of Directors or by individual investment portfolio managers. Results in one period are not necessarily indicative of results to be expected in the future.

The Company's medical loss ratio (benefits expense as a percentage of premium revenue) increased to 86.6% for the three months ended March 31, 2000 from 85.4% for the three months ended March 31, 1999. The higher loss ratios for the Company's products for the three months of 2000 compared to the same period a year ago were in part due to the acceleration of claim payment patterns initiated by the Company subsequent to March 31, 1999, as well as medical cost trend increases, particularly for hospital services and prescription drugs.

Operating expenses increased 14% to $86.7 million for the first quarter of 2000 compared to the same period a year ago, while premium revenues increased 20%. Operating expenses in both periods included approximately $2.4 million in legal and other professional expenses related to the pending merger with WellPoint and the litigation referred to in Note 5 of the Notes to Consolidated Financial Statements (Unaudited). Additionally, the 1999 period included $1.0 million for Year 2000 Readiness costs. Operating expenses as a percentage of premium and management services revenue improved to 18.9% for the three months ended March 31, 2000 compared to 19.9% for the first quarter of 1999, due to operating expense increases being managed to a lower percentage increase than the premium and fee increases attained by the Company.

The Company recorded tax expense of $3.7 million for the three months ended March 31, 2000 and for the three months ended March 31, 1999. The Company's effective tax rate in both periods consists primarily of federal alternative minimum tax and state income taxes, adjusted for the effect of other permanent book to tax differences, including non deductible expenses and losses from CHPN subsidiaries that are not expected to generate a tax benefit currently or in the foreseeable future.

As a result of the foregoing factors, net income increased to $10.9 million for the three months ended March 31, 2000 from $10.3 million for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company has both short-term and long-term liquidity needs and has structured its investment portfolios accordingly. Short-term liquidity needs to fund operating costs, as well as payment obligations to its customers, are met from funds invested primarily in institutional money market accounts and short-term government agency notes.

Assets not required for short-term liquidity needs are transferred to a portfolio of investments in the fixed income and equity markets. This portfolio, which provides reserves for future payment obligations and funds for long-term liquidity needs is managed by several independent advisory firms. The Company's investment policies are designed to provide liquidity to meet anticipated payment obligations, to preserve capital and to maximize yield in conformance with all regulatory requirements. Over $336 million of the Company's investment portfolio is held at its insurance subsidiaries and is invested subject to limitations prescribed by Georgia insurance statutes.

The Company generated positive cash flow from operations of $16.8 million for the three months ended March 31, 2000 and $11.1 million for the same period in 1999 due primarily to profitability in both periods and to increased levels of operating liabilities such as accounts payable, accrued expenses and rate stabilization reserves. Capital and investment purchases exceeded investments sold by $21.9 million during the three months ended March 31, 2000. Cash and cash equivalents declined $5.1 million for the period. Because of the nature of the Company's business, current cash flows from operations for interim periods are not necessarily indicative of cash flows from operations expected for the entire year. The Company believes its future cash resources will be adequate to meet its operating requirements.

Capital Resources

The Company anticipates that the principal elements of its future capital requirements are information technology needs, product development, equity contributions to its CHPN joint ventures and other subsidiaries and strategic acquisitions. The Company believes future capital requirements can be met with a combination of (i) the Company's current resources, (ii) cash flows from operations, (iii) borrowings and (iv) potential debt or equity offerings. Management believes that the consummation of the merger with WellPoint will provide the Company with significant additional capital alternatives.

COMMITMENTS AND CONTINGENCIES

See the description under the same caption in Note 5 to the Notes to Consolidated Financial Statements (Unaudited), which description is incorporated herein by reference.

FORWARD-LOOKING STATEMENTS

The matters discussed in this Form 10-Q contain certain forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that represent the Company's expectations or beliefs including, without limitation, statements concerning future revenue, future investment earnings and value and certain Year 2000 information. Such statements involve risk and uncertainties that may cause actual results to differ materially from those implied in this Form 10-Q. Among other things, these risks and uncertainties include: the need to accurately predict health care costs and the ability to control future health care costs through product and benefit design, underwriting criteria, utilization management and negotiation of favorable provider and hospital contracts; changes in mandated benefits, utilization rates, demographic characteristics, health care practices, inflation, new pharmaceuticals and technologies, clusters of high-cost cases, response to the regulatory environment and numerous other factors that are beyond the Company's control and may adversely affect its ability to predict and control health care costs and claims; periodic renegotiation of hospital and other provider contracts coupled with continued consolidation of physician, hospital and other provider groups which may result in increased health care costs, limit the Company's ability to negotiate favorable rates and control costs and subject the Company to increased credit risk or risks of network stability related to provider groups; competitive pressure to contain premium prices; fiscal concerns regarding the continued viability of government-sponsored programs such as Medicare and the potential of decreasing reimbursement rates for these programs; and any other limitations on the Company's ability to increase or maintain its premium levels, design products, select underwriting criteria or negotiate competitive provider contracts. Other risk factors are described in other Securities and Exchange Commission reports and filings including the Registration Statement on Form S-4, Registration No. 333-64955, filed by WellPoint Health Networks Inc. on September 30, 1998.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

With a primary emphasis on adherence to statutory compliance and protection of capital, the Board of Directors-approved investment guidelines seek appropriate asset distribution, diversification of risk, and use of professional external money managers to manage levels of risk. The Company maintains two investment portfolios. The Company does not hold derivative financial instruments or derivative commodity instruments in either portfolio and has no foreign currency exposure. The Company is subject to market risk exposure associated with changes in interest rates and equity prices in its investment portfolios. A sensitivity analysis to measure potential losses in the market value of the Company's fixed income and equity investments in both portfolios (both portfolios are classified as other than trading) indicates the following market risk exposures:

     As of March 31, 2000, approximately 79% of the value ($273.6 million) of the consolidated portfolios was held in financial instruments with fixed maturities. The primary market risk exposure is to changes in interest rates. An immediate one percentage point decrease in interest rates would increase the net aggregate market value of the fixed income portfolio by $9.5 million. An immediate one percentage point increase in interest rates would decrease the net aggregate market value of the fixed income portfolio by $9.6 million. Comparatively, at December 31, 1999, an immediate one percentage point decrease in interest rates would increase the net aggregate market value of the fixed income portfolio by $9.0 million. An immediate one percentage point increase in interest rates would decrease the net aggregate market value of the fixed income portfolio by $9.1 million. Corporate Treasury manages interest rate exposure by maintaining a short duration in its fixed income portfolio. The modeling technique used by the Company considers the net present value of cash flows (including duration estimates). Short-term debt instruments, approximately 0.1% of the value ($0.3 million) of the consolidated portfolios, with a fair value equal to their cost are excluded from the aggregate net market value market risk exposure analysis.

     The fair value of the common equity portfolio, excluding investments in affiliated entities (1% of the common equity portfolio), was $70.9 million as of March 31, 2000. The equity portfolio is highly diversified and limited by Georgia statute to high quality domestic dividend paying stocks. The primary market risk exposure is therefore an overall decline in market prices for balanced portfolios composed of the equity securities of seasoned domestic companies. Assuming an immediate 10% decrease in each equity security price, the hypothetical pre-tax loss in fair value is $7.1 million. Likewise, assuming an immediate 10% increase in each equity security price, the hypothetical pre-tax gain in fair value is $7.1 million. Comparatively, at December 31, 1999, assuming an immediate 10% decrease in each equity security price, the hypothetical pre-tax loss in fair value is $7.3 million. Likewise, assuming an immediate 10% increase in each equity security price, the hypothetical pre-tax gain in fair value is $7.3 million. The Company's unrealized net gains and losses are recorded net of taxes as accumulated other comprehensive income in the Shareholders' equity section of the accompanying Consolidated Financial Statements at Item 1 of this Form 10-Q.

The Company does not anticipate any material change in primary market risk exposure during the remainder of 2000.

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

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------

2.1      Agreement and Plan of Merger, dated July 9, 1998, by and among Cerulean
         Companies, Inc., WellPoint Health Networks Inc. and Water Polo
         Acquisition Corp.1

2.2 First Amendment to Agreement and Plan of Merger, dated July 9, 1999, by and among Cerulean Companies, Inc., WellPoint Health Networks Inc. and
         Water Polo Acquisition Corp.2

2.3      Second Amendment to Agreement and Plan of Merger, dated December 31,
         1999, by and among Cerulean Companies, Inc., WellPoint Health Networks
         Inc. and Water Polo Acquisition Corp.3

3.1      Amended Articles of Incorporation of Cerulean Companies, Inc.4

3.2      Bylaws of Cerulean Companies, Inc.5

4.1      Stock Escrow Agreement among Cerulean Companies, Inc., Blue Cross and
         Blue Shield of Georgia, Inc. and SunTrust Bank, Atlanta.5

4.2      Specimen form of Class A Convertible Common Stock certificate.5

27       Financial Data Schedule (for SEC use only).*

-------------
*This exhibit is filed herewith.

1 The Appendix A of the Form S-4 Registration Statement, Registration No. 333-64955, filed by WellPoint Health Networks Inc. on September 30, 1998 is incorporated herein by reference.

2 This exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 1999, filed on August 16, 1999, is incorporated herein by reference.

3 This exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1999, filed on March 29, 2000, is incorporated herein by reference.

4 This exhibit to the Company's Form 10-Q for the quarterly period ended September 30, 1998, filed on November 13, 1998, is incorporated herein by reference.

5 This exhibit to the Company's Form S-1 Registration Statement, Registration No. 333-2796, filed on March 27, 1996 and subsequent amendments is incorporated herein by reference.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CERULEAN COMPANIES, INC.
                                                 Registrant


Date:          May 11, 2000                By: /s/ Richard D. Shirk
                                              -------------------------------
                                              Richard D. Shirk, President and
                                              Chief Executive Officer




Date:          May 11, 2000                By:  /s/ John A. Harris
                                               ------------------------------
                                               John A. Harris, Treasurer