Form 10-Q
period 2000-06-30
CERULEAN COMPANIES INC
filed 2000-08-14
CIK 1009912

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended              JUNE 30, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to
                               -----------------      -------------------------

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

Class: Class A Convertible Common Stock, no par value, $0.01 stated value. Outstanding as of July 31, 2000 - 409,602 shares

                            CERULEAN COMPANIES, INC.

                                    FORM 10-Q
                                  JUNE 30, 2000

                                      INDEX

                                                                                                     PAGE
                                                                                                    NUMBER
                                                                                                    ------
  PART I.         FINANCIAL INFORMATION

                  Item 1.      Consolidated Financial Statements

                               Consolidated Balance Sheets as of June 30, 2000 and                 Page 3
                                 December 31, 1999

                               Consolidated Statements of Income for the Three and Six             Page 4
                                 Months Ended June 30, 2000 and 1999

                               Consolidated Statements of Comprehensive Income for the             Page 4
                                 Three and Six Months Ended June 30, 2000 and 1999

                               Consolidated Statements of Cash Flows for the Six Months            Page 5
                                 Ended June 30, 2000 and 1999

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

                  Item 1.      Legal Proceedings                                                   Page 15

                  Item 2.      Changes in Securities                                               Page 15

                  Item 3.      Defaults Upon Senior Securities                                     Page 15

                  Item 4.      Submission of Matters to a Vote of Security Holders                 Page 15

                  Item 5.      Other Information                                                   Page 15

                  Item 6.      Exhibits and Reports on Form 8-K                                    Page 16

                               Signatures                                                          Page 17

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                            CERULEAN COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                           JUNE 30,            DECEMBER 31,
                                                                                             2000                  1999
                                                                                         ------------          ------------
                                                                                          (UNAUDITED)
ASSETS
Investments:
   Fixed maturities:
     Available-for-sale, at fair value (amortized cost: $300,398,131;
       $265,875,467)                                                                     $292,107,933          $256,844,521
   Equity securities, at fair value (cost: $61,603,743; $55,204,793)                       72,042,315            73,036,645
   Short-term investments, at fair value (cost: $325,000; $325,000)                           325,000               325,000
                                                                                         ------------          ------------
       Total investments                                                                  364,475,248           330,206,166

Cash and cash equivalents                                                                  61,702,353            58,522,617
Accounts receivable                                                                        94,968,085            76,429,351
Reimbursable portion of estimated benefit liabilities                                      55,786,000            47,002,000
FEP assets held by agent                                                                   27,537,527            26,749,038
Property and equipment                                                                     37,615,712            40,063,725
Other assets                                                                               37,001,326            33,110,191
                                                                                         ------------          ------------
       Total assets                                                                      $679,086,251          $612,083,088
                                                                                         ============          ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Estimated benefit liabilities                                                         $224,789,307          $201,587,264
   Unearned premiums                                                                       25,242,296            17,873,115
   FEP stabilization reserve                                                               27,537,527            26,749,038
   Accounts payable and accrued expenses                                                   58,289,236            50,723,056
   Other liabilities                                                                       45,797,702            37,477,669
                                                                                         ------------          ------------
       Total liabilities                                                                  381,656,068           334,410,142
                                                                                         ------------          ------------

Mandatorily redeemable preferred stock:
   Class B Convertible Preferred Stock, no par value
     Authorized, issued and outstanding, 49,900 shares at June 30, 2000 and
     December 31, 1999; aggregate liquidation preference
     $49,900,000; aggregate mandatory redemption, $44,910,000                              46,645,042            46,645,042
                                                                                         ------------          ------------

Shareholders' equity:
   Blank Preferred Stock, no par value
     Authorized and unissued 100,000,000 shares                                                    --                    --
   Series A Preferred Stock, no par value, $0.01 stated value
     Authorized and unissued 64,000 shares                                                         --                    --
   Class A Convertible Common Stock, no par value, $0.01 stated value
     Authorized 50,000,000 shares; issued and outstanding 409,602 and
       409,597 shares at June 30, 2000 and December 31, 1999,                                   4,096                 4,096
       respectively
   Additional paid-in capital                                                              45,188,422            45,188,422
   Common Stock, no par value
     Authorized and unissued 100,000,000 shares                                                    --                    --
   Stock warrants exercisable                                                              29,968,000            29,968,000
   Accumulated other comprehensive income (unrealized appreciation on
     securities, net of taxes)                                                              1,714,497             7,258,906
   Retained earnings                                                                      173,910,126           148,608,480
                                                                                         ------------          ------------
       Total shareholders' equity                                                         250,785,141           231,027,904
   Commitments and contingencies (Note 5)                                                          --                    --
                                                                                         ------------          ------------
       Total liabilities and shareholders' equity                                        $679,086,251          $612,083,088
                                                                                         ============          ============

See accompanying notes.

                            CERULEAN COMPANIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED



                                                 THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                                 2000                 1999                2000                 1999
                                             ------------         ------------        ------------         ------------
Revenues:
   Premium revenue                           $452,551,094         $366,245,563        $872,656,709         $715,883,882
   Management services revenue                 37,592,601           38,172,226          75,347,603           70,833,388
   Investment and other income                  6,077,837            5,455,681          11,343,712           10,180,028
   Realized gains                               3,678,145            3,118,176           5,422,379            4,981,638
                                             ------------         ------------        ------------         ------------
     Total revenues                           499,899,677          412,991,646         964,770,403          801,878,936
Benefits expense                              397,159,411          330,217,669         761,038,222          628,844,611
Operating expenses                             82,670,406           75,878,830         169,412,875          151,865,119
                                             ------------         ------------        ------------         ------------
Operating income                               20,069,860            6,895,147          34,319,306           21,169,206
Non-operating income                                   --               63,750                  --              127,500
                                             ------------         ------------        ------------         ------------
Income before income taxes and
   minority interests                          20,069,860            6,958,897          34,319,306           21,296,706
Income tax expense (Note 3)                     3,298,440            1,376,000           7,003,435            5,030,000
Minority interest in losses of joint
   venture investments                             79,485              536,366             480,777              106,968
                                             ------------         ------------        ------------         ------------
     Net income                              $ 16,850,905         $  6,119,263        $ 27,796,648         $ 16,373,674
                                             ============         ============        ============         ============


See accompanying notes.


                            CERULEAN COMPANIES, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    UNAUDITED

                                               THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                                2000                   1999                  2000                    1999
                                            ------------           -----------           ------------           ------------
Net income                                  $ 16,850,905           $ 6,119,263           $ 27,796,648           $ 16,373,674
Other comprehensive income, net of
   tax:

Unrealized holding losses arising
   during period, net of
   reclassification adjustment for
   gains included in net income of
   $2,942,516, $2,494,541,
   $4,337,903 and $3,985,310,
   respectively                               (2,062,870)           (3,035,990)            (5,544,409)            (6,612,306)
                                            ------------           -----------           ------------           ------------
Comprehensive income                        $ 14,788,035           $ 3,083,273           $ 22,252,239           $  9,761,368
                                            ============           ===========           ============           ============


See accompanying notes.

                            CERULEAN COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                          SIX MONTHS ENDED JUNE 30,
                                                                         2000                    1999
                                                                    --------------          --------------
OPERATING ACTIVITIES
Net income                                                          $  27,796,648           $  16,373,674
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Non-cash and non-operating items:
     Depreciation                                                       5,789,529               4,958,062
     Amortization                                                         166,358                 366,449
     Uncollectible receivables                                         (1,785,819)                934,196
     Gain on sale of investments                                       (5,422,379)             (4,981,638)
     Loss on sale of property and equipment                                    88                 490,317
     Non-operating income                                                      --                (127,500)
  (Increase) decrease in certain assets:
     Accounts receivable                                              (16,752,915)             (8,095,031)
     Reimbursable portion of estimated benefit liabilities             (8,784,000)             (4,176,000)
     Other assets                                                      (2,784,674)                579,587
  Increase (decrease) in certain liabilities:
     Estimated benefit liabilities                                     23,202,043               9,380,020
     Unearned premiums                                                  7,369,181              (5,031,962)
     Accounts payable and accrued expenses                              7,566,180              10,615,421
     Other liabilities                                                  5,825,031              (1,301,661)
     Minority interest in sale of stock warrants by a subsidiary               --                (122,500)
                                                                    -------------           -------------
Net cash provided by operating activities                              42,185,271              19,861,434

INVESTING ACTIVITIES
Investments available-for-sale:
     Investments purchased                                           (116,637,930)            (99,580,662)
     Investments sold or matured                                       80,973,999             107,192,259
Property and equipment purchased                                       (4,419,935)             (7,118,403)
Property and equipment sold                                             1,078,331                  15,347
                                                                    -------------           -------------
Net cash (used in) provided by investing activities                   (39,005,535)                508,541

FINANCING ACTIVITIES
Sale of stock warrants by a subsidiary                                         --                 250,000
                                                                    -------------           -------------
Net cash provided by financing activities                                      --                 250,000
                                                                    -------------           -------------

Increase in cash and cash equivalents                                   3,179,736              20,619,975
Cash and cash equivalents at beginning of period                       58,522,617              52,159,196
                                                                    -------------           -------------
Cash and cash equivalents at end of period                          $  61,702,353           $  72,779,171
                                                                    =============           =============

See accompanying notes.

                            CERULEAN COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

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

The Company owns at least 51% of the voting shares of each CHPN. Under certain circumstances defined in the CHPN shareholder agreements, supermajority votes of shareholders are required for amendment of the CHPN articles of incorporation; liquidation of the CHPN; and issuance and repurchase of CHPN equity. The net effect of supermajority votes in these circumstances results in consensus of the shareholders, providing minority shareholders protective rights. The Company has made additional capital contributions to certain CHPNs and may provide additional capital in the future. Future capital requirements of minority shareholders are limited or prescribed. Profits of CHPNs are allocated to shareholders in accordance with their respective stock ownership percentages. Losses are allocated in accordance with ownership interests up to previously contributed capital; losses exceeding such amounts are absorbed entirely by the Company.

2. EARNINGS PER SHARE

Earnings per share is omitted because such data is not meaningful at the present time due to likely dilutive events that will occur prior to the conversion of the Class A Convertible Common Stock (the "Class A Stock") or the Class B Convertible Preferred Stock. Presently, there is no market for the Class A Stock or any equity securities of the Company.

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

The Company's premium revenue and management services revenue by primary product groups are as follows:

                                                     THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                                     2000                   1999                  2000                 1999
                                                  ------------          ------------          ------------          ------------
Indemnity and PPO insurance products and
   services                                       $275,155,498          $235,494,194          $528,775,040          $456,970,843
HMO and POS insurance products and
   services                                        210,327,374           164,409,352           409,790,963           320,730,288
Life insurance and other products and
   services                                          4,660,823             4,514,243             9,438,309             9,016,139
                                                  ------------          ------------          ------------          ------------
   Total                                          $490,143,695          $404,417,789          $948,004,312          $786,717,270
                                                  ============          ============          ============          ============

5. COMMITMENTS AND CONTINGENCIES

PROPOSED MERGER

On July 9, 1998, the Company entered into an agreement and plan of merger (the "Merger Agreement") with WellPoint Health Networks Inc. ("WellPoint") and a subsidiary of WellPoint. As of July 9, 1999, the parties agreed upon an extension of the Merger Agreement until October 15, 1999 and, under certain circumstances, December 31, 1999. Effective October 15, 1999, the parties agreed to extend the Merger Agreement through December 31, 1999. On December 30, 1999, the parties agreed to further extend the Merger Agreement through December 31, 2000. Pursuant to the Merger Agreement, the Company will become a wholly-owned subsidiary of WellPoint in consideration for a combination of WellPoint Shares and cash valued at $500 million. On June 25, 1999, the shareholders of the Company approved the transaction. Finalization of the transaction is subject to, among other things, the approval of the Commissioner of Insurance of the State of Georgia (the "Georgia Commissioner"), the approval of the Blue Cross and Blue Shield Association and certain approvals of the Health Care Financing Administration. The Blue Cross and Blue Shield Association has already approved the merger. Upon final disposition of the litigation commenced by the Richmond County Plaintiffs described further in Legal Proceedings below, the Company expects that the Georgia Commissioner will schedule a public hearing.

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

On May 17, 1999, Harrell Tiller, Charlie Deal and Olean Lokey, who were among the Richmond County Plaintiffs, filed two separate Petitions for Declaratory Ruling (the "Petitions") before the Georgia Commissioner, seeking a declaration from the Georgia Commissioner that they, and others similarly situated, should have been issued shares of Class A Stock. On June 22, 1999, the Georgia Commissioner entered orders on the Petitions denying the relief sought. On June 24, 1999, Harrell Tiller, Charlie Deal and Olean Lokey filed two separate Petitions for Judicial Review in the Superior Court of Richmond County. In these cases, styled In Re: Harrell Tiller, individually and on behalf of all others similarly situated v. Commissioner of Insurance of the State of Georgia, Civil Action No. 1999-RCCV-471 and In Re: Charlie Deal and Olean Lokey, individually and on behalf of all others similarly situated v. Commissioner of Insurance of the State of Georgia, Civil Action No. 1999-RCCV-470, the Petitioners sought judicial review of the decisions of the Georgia Commissioner of June 22, 1999 (the "Judicial Review Proceedings"). On September 21, 1999, the Superior Court of Richmond County entered orders reversing the Georgia Commissioner's orders. On October 12, 1999, the Company and BCBSGA filed Applications for Discretionary Appeal (the "Applications") with the Supreme Court of Georgia, seeking to have that court reverse the Superior Court of Richmond County's decisions. These Applications were transferred to the Court of Appeals of the State of Georgia on November 12, 1999. On October 21, 1999, the Georgia Commissioner filed two separate applications for appellate relief from the Superior Court's decisions with the Court of Appeals of the State of Georgia, seeking to have that court overturn the Superior Court's decisions. On November 22, 1999, the Georgia Court of Appeals granted the Applications for Discretionary Appeal of all parties. The cases were docketed on December 15, 1999, and the parties fully briefed the cases. On June 29, 2000, the Court of Appeals entered a decision affirming the earlier decision by the Georgia Commissioner which had held that the Petitioners were not entitled to relief. On July 19, 2000, the Petitioners filed a Petition for Writ of Certiorari in the Georgia Supreme Court, which remains pending. On August 1, 2000, the plaintiffs filed a motion in the Richmond County Superior Court seeking to enforce a purported settlement of the litigation with the Company. The Company has notified the plaintiffs in writing that the Company considers the claims in this motion to be frivolous and to constitute abusive litigation under Georgia law and that the Company intends to seek damages and attorneys' fees against the plaintiffs, and their counsel, if they do not withdraw the motion. Management of the Company believes the case to be without merit and, in any event, believes that its impact, if any, on the assets of the Company would not be material.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Premium revenues increased $86.4 million to $452.6 million for the three months ended June 30, 2000 from $366.2 million for the three months ended June 30, 1999. HMO and POS premiums increased $45.2 million to $204.4 million for the three months ended June 30, 2000 primarily as a result of a 16% increase in membership and rate increases in the 2000 period. HMO and POS insured membership grew to 445,000 members at June 30, 2000 from 385,000 members at June 30, 1999. Premium revenues for indemnity and PPO products increased $40.8 million to $243.5 million for the three months ended June 30, 2000 as a result of rate increases in 2000 and an 11% growth in the members served.

Management services revenue decreased slightly to $37.6 million for the three months ended June 30, 2000 compared to $38.2 million for the three months ended June 30, 1999. Increased fee revenue from commercial self-funded employer groups was offset by lower fee revenue earned as agent for federal and state government programs.

Realized gains on the sale of marketable securities were $3.7 million and $3.1 million for the three months ended June 30, 2000 and 1999, respectively. The magnitude of realized gains in any period can fluctuate due to fixed income and equity market performance, as well as timing of individual sale transactions, which are subject to decisions made by the Finance Committee of the Company's Board of Directors or by individual investment portfolio managers. Results in one period are not necessarily indicative of results to be expected in the future.

The Company's medical loss ratio (benefits expense as a percentage of premium revenue) improved to 87.8% for the three months ended June 30, 2000 from 90.2% for the three months ended June 30, 1999. The improved loss ratios for the Company's products for the quarter ended June 30, 2000 is primarily attributable to pricing increases and changes in benefit designs implemented since June 1999 and increased membership in products with lower cost benefit designs. Additionally, the high loss ratios for all of the Company's products in the 1999 second quarter were a result of higher cost trends identified during that quarter for certain 1999 incurred claims and a change in claims payment patterns. Management of the Company took actions during the second quarter 1999 to accelerate the payment of routine claims and to clear aged claims.

Operating expenses increased 9% to $82.7 million for the second quarter of 2000 compared to the same period a year ago, while premium and management services revenues increased 21%. As a result, operating expenses as a percentage of premium and management services revenue improved to 16.9% for the three months ended June 30, 2000 compared to 18.8% for the second quarter of 1999.

The Company's effective tax rate in both periods consists primarily of federal alternative minimum tax and state income taxes, adjusted for the effect of other permanent book to tax differences, including non-deductible expenses and losses from CHPN subsidiaries that are not expected to generate a tax benefit currently or in the foreseeable future.

As a result of the foregoing factors, operating income increased to $20.1 million for the three months ended June 30, 2000 up from $6.9 million for the three months ended June 30, 1999. The Company recognized a net income of $16.9 million for the quarter ended June 30, 2000 compared to a net income of $6.1 million for the quarter ended June 30, 1999.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Premium revenues increased 22% to $872.7 million for the six months ended June 30, 2000 from $715.9 million for the six months ended June 30, 1999. HMO and POS premiums increased 28% to $399.1 million for the 2000 period primarily as a result of a 16% increase in membership and rate increases during the period. New sales, in-group growth, and a low cancellation rate, drove HMO and POS insured membership to 445,000 members at June 30, 2000 from 385,000 members at June 30, 1999. Premium revenues for indemnity and PPO products increased 17% to $464.1 million for the six months ended June 30, 2000 as a result of rate increases in 2000 and an 11% growth in the members served.

Management services revenue increased 6% to $75.3 million for the six months ended June 30, 2000 compared to $70.8 million for the six months ended June 30, 1999, due primarily to increased administrative fee revenue from services provided to self-funded employer groups and other third parties and network access fees from other Blue Cross Blue Shield plans. Self-funded employer group membership was 908,000 at June 30, 2000 compared to 855,000 at June 30, 1999 principally due to a 20% increase in commercial self-funded employer group members served offset by a 3% decline in members serviced under state government programs and national service accounts for other Blue Cross Blue Shield plans.

Membership served under insurance products and management services arrangements totaled 1,817,000 at June 30, 2000 compared to 1,650,000 members at June 30, 1999.

Realized gains on the sale of marketable securities were $5.4 million and $5.0 million for the six months ended June 30, 2000 and 1999, respectively. The magnitude of realized gains in any period can fluctuate due to fixed income and equity market performance, as well as timing of individual sale transactions, which are subject to decisions made by the Finance Committee of the Company's Board of Directors or by individual investment portfolio managers. Results in one period are not necessarily indicative of results to be expected in the future.

The Company's medical loss ratio (benefits expense as a percentage of premium revenue) improved to 87.2% for the six months ended June 30, 2000 down from 87.8% for the six months ended June 30, 1999. The improvement in the loss ratios for the Company's products for the six months ended June 30, 2000 is primarily attributable to pricing increases implemented in 2000, changes in benefit designs such as increased co-pays, improvement in claims trends from prior year's claims estimates and increased membership in products with lower cost benefit designs offset by medical cost trend increases for hospital services and prescription drugs.

Operating expenses increased 12% to $169.4 million for the six months ended June 30, 2000 compared to the same period a year ago, while premium and management services revenues increased 21%. Due to the positive impact from revenue increases in 2000 being realized at a rate higher than operating expense increases, operating expenses as a percentage of premium and management services revenue improved to 17.9% for the six months ended June 30, 2000 compared to 19.3% for the six months ended June 30, 1999. Operating expenses included $0.5 million and $3.9 million in legal and other professional expenses related to the pending merger with WellPoint and the litigation referred to in Note 5 of the Notes to Consolidated Financial Statements (Unaudited) for the six months ended June 30, 2000 and 1999, respectively. Additionally, the 1999 period included approximately $1.9 million for Year 2000 readiness costs.

The Company recorded tax expense of $7.0 million for the six months ended June 30, 2000 compared to a tax expense of $5.0 million for the six months ended June 30, 1999. The Company's effective tax rate in both periods consists primarily of federal alternative minimum tax and state income taxes, adjusted for the effect of other permanent book to tax differences, including non deductible expenses and losses from CHPN subsidiaries that are not expected to generate a tax benefit currently or in the foreseeable future.

As a result of the foregoing factors, net income increased to $27.8 million for the six months ended June 30, 2000 from $16.4 million for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company has both short-term and long-term liquidity needs and has structured its investment portfolios accordingly. Short-term liquidity needs to fund operating costs, as well as payment obligations to its customers, are met from funds invested primarily in institutional money market accounts and short-term government agency notes.

Assets not required for short-term liquidity needs are transferred to a portfolio of investments in the fixed income and equity markets. This portfolio, which provides reserves for future payment obligations and funds for long-term liquidity needs is managed by several independent advisory firms. The Company's investment policies are designed to provide liquidity to meet anticipated payment obligations, to preserve capital and to maximize yield in conformance with all regulatory requirements. Over $351.0 million of the Company's investment portfolio is held at its insurance subsidiaries and is invested subject to limitations prescribed by Georgia insurance statutes.

The Company generated positive cash flow from operations of $42.2 million for the six months ended June 30, 2000 and $19.9 million for the same period in 1999 due primarily to profitability in both periods and to increased levels of operating liabilities such as estimated benefit liabilities and, accounts payable. Investment purchases exceeded investments sold by $39.0 million during the six months ended June 30, 2000. Cash and cash equivalents increased $3.2 million for the period. Because of the nature of the Company's business, current cash flows from operations for interim periods are not necessarily indicative of cash flows from operations expected for the entire year. The Company believes its future cash resources will be adequate to meet its operating requirements.

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

FORWARD-LOOKING STATEMENTS

The matters discussed in this Form 10-Q contain certain forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that represent the Company's expectations or beliefs including, without limitation, statements concerning future revenue and future investment earnings and value. Such statements involve risk and uncertainties that may cause actual results to differ materially from those implied in this Form 10-Q. Among other things, these risks and uncertainties include: the need to accurately predict health care costs and the ability to control future health care costs through product and benefit design, underwriting criteria, utilization management and negotiation of favorable provider and hospital contracts; changes in mandated benefits, utilization rates, demographic characteristics, health care practices, inflation, new pharmaceuticals and technologies, clusters of high-cost cases, response to the regulatory environment and numerous other factors that are beyond the Company's control and may adversely affect its ability to predict and control health care costs and claims; periodic renegotiation of hospital and other provider contracts coupled with continued consolidation of physician, hospital and other provider groups which may result in increased health care costs, limit the Company's ability to negotiate favorable rates and control costs and subject the Company to increased credit risk or risks of network stability related to provider groups; competitive pressure to contain premium prices; fiscal concerns regarding the continued viability of government-sponsored programs such as Medicare and the potential of decreasing reimbursement rates for these programs; and any other limitations on the Company's ability to increase or maintain its premium levels, design products, select underwriting criteria or negotiate competitive provider contracts. Other risk factors are described in other Securities and Exchange Commission reports and filings including the Registration Statement on Form S-4, Registration No. 333-64955, filed by WellPoint Health Networks Inc. on September 30, 1998.

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

     As of June 30, 2000, approximately 80% of the value ($292.1 million) of the consolidated portfolios was held in financial instruments with fixed maturities. The primary market risk exposure is to changes in interest rates. An immediate one percentage point decrease in interest rates would increase the net aggregate market value of the fixed income portfolio by $8.9 million. An immediate one percentage point increase in interest rates would decrease the net aggregate market value of the fixed income portfolio by $9.0 million. Comparatively, at December 31, 1999, an immediate one percentage point decrease in interest rates would increase the net aggregate market value of the fixed income portfolio by $9.0 million. An immediate one percentage point increase in interest rates would decrease the net aggregate market value of the fixed income portfolio by $9.1 million. Corporate Treasury manages interest rate exposure by maintaining a short duration in its fixed income portfolio. The modeling technique used by the Company considers the net present value of cash flows (including duration estimates). Short-term debt instruments, approximately 0.1% of the value ($0.3 million) of the consolidated portfolios, with a fair value equal to their cost are excluded from the aggregate net market value market risk exposure analysis.

     The fair value of the common equity portfolio, excluding investments in affiliated entities (less than 1% of the common equity portfolio), was $71.5 million as of June 30, 2000. The equity portfolio is highly diversified and limited by Georgia statute to high quality domestic dividend paying stocks. The primary market risk exposure is therefore an overall decline in market prices for balanced portfolios composed of the equity securities of seasoned domestic companies. Assuming an immediate 10% decrease in each equity security price, the hypothetical pre-tax loss in fair value is $7.1 million. Likewise, assuming an immediate 10% increase in each equity security price, the hypothetical pre-tax gain in fair value is $7.1 million. Comparatively, at December 31, 1999, assuming an immediate 10% decrease in each equity security price, the hypothetical pre-tax loss in fair value is $7.3 million. Likewise, assuming an immediate 10% increase in each equity security price, the hypothetical pre-tax gain in fair value is $7.3 million. The Company's unrealized net gains and losses are recorded net of taxes as accumulated other comprehensive income in the Shareholders' equity section of the accompanying Consolidated Financial Statements at
     Item 1 of this Form 10-Q.

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

2.3      Second Amendment to Agreement and Plan of Merger, dated December 31,
         1999, by and among Cerulean Companies, Inc., WellPoint Health Networks
         Inc. and Water Polo Acquisition Corp.(3)

3.1      Amended Articles of Incorporation of Cerulean Companies, Inc.(4)

3.2      Bylaws of Cerulean Companies, Inc.(5)

4.1      Stock Escrow Agreement among Cerulean Companies, Inc., Blue Cross and
         Blue Shield of Georgia, Inc. and SunTrust Bank, Atlanta.(5)

4.2      Specimen form of Class A Convertible Common Stock certificate.(5)

27       Financial Data Schedule.*

-------------
*  This exhibit is filed herewith.
(1) The Appendix A of the Form S-4 Registration Statement, Registration No. 333-64955, filed by WellPoint Health Networks Inc. on September 30, 1998 is incorporated herein by reference.
(2) This exhibit to the Company's Form 10-Q filed on August 16, 1999 is incorporated herein by reference.
(3) This exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1999, filed on March 29, 2000 is incorporated herein by reference.
(4) This exhibit to the Company's Form 10-Q for the quarterly period ended September 30, 1998, filed on November 13, 1998, is incorporated herein by reference.
(5) This exhibit to the Company's Form S-1 Registration Statement, Registration No. 333-2796, filed on March 27, 1996 and subsequent amendments is incorporated herein by reference.

(b)      Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      CERULEAN COMPANIES, INC.
                                               Registrant

Date:          August 11, 2000        By:   /s/ Richard D. Shirk
                                         -------------------------------------
                                            Richard D. Shirk, President and
                                            Chief Executive Officer

Date:          August 11, 2000        By: /s/ John A. Harris
                                         ------------------------------------
                                             John A. Harris, Treasurer