Form 10-Q
period 2000-09-03
CERULEAN COMPANIES INC
filed 2000-11-13
CIK 1009912

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended           SEPTEMBER 30, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                               ---------------    ---------------

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

Class: Class A Convertible Common Stock, no par value, $0.01 stated value. Outstanding as of October 31, 2000 - 409,602 shares

                            CERULEAN COMPANIES, INC.
                                    FORM 10-Q
                               SEPTEMBER 30, 2000

                                      INDEX

                                                                                                    PAGE
                                                                                                   NUMBER
                                                                                                   ------
  PART I.         FINANCIAL INFORMATION

                  Item 1.      Consolidated Financial Statements

                               Consolidated Balance Sheets as of September 30, 2000 and             Page 3
                                 December 31, 1999

                               Consolidated Statements of Income for the Three and Nine             Page 4
                                 Months Ended September 30, 2000 and 1999

                               Consolidated Statements of Comprehensive Income for the              Page 4
                                 Three and Nine Months Ended September 30, 2000 and 1999

                               Consolidated Statements of Cash Flows for the Nine Months            Page 5
                                 Ended September 30, 2000 and 1999

                               Notes to Consolidated Financial Statements                           Page 6

                  Item 2.      Management's Discussion and Analysis of Financial Condition         Page 10
                                 and Results of Operations

                  Item 3.      Quantitative and Qualitative Disclosure About Market Risk           Page 13

  PART II.        OTHER INFORMATION

                  Item 1.      Legal Proceedings                                                   Page 14

                  Item 2.      Changes in Securities                                               Page 14

                  Item 3.      Defaults Upon Senior Securities                                     Page 14

                  Item 4.      Submission of Matters to a Vote of Security Holders                 Page 14

                  Item 5.      Other Information                                                   Page 14

                  Item 6.      Exhibits and Reports on Form 8-K                                    Page 15

                               Signatures                                                          Page 16

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                            CERULEAN COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                           SEPTEMBER 30,     DECEMBER 31,
                                                                                               2000              1999
                                                                                           ------------      ------------
ASSETS                                                                                      (UNAUDITED)
Investments:
   Fixed maturities:
     Available-for-sale, at fair value (amortized cost: $296,514,199;
       $265,875,467)                                                                       $291,423,767      $256,844,521
   Equity securities, at fair value (cost: $65,482,583; $55,204,793)                         71,077,998        73,036,645
   Short-term investments, at fair value (cost: $325,000; $325,000)                             325,000           325,000
                                                                                           ------------      ------------
       Total investments                                                                    362,826,765       330,206,166

Cash and cash equivalents                                                                    92,691,703        58,522,617
Accounts receivable                                                                          93,985,905        76,424,058
Reimbursable portion of estimated benefit liabilities                                        56,109,000        47,002,000
FEP assets held by agent                                                                     27,537,527        26,749,038
Property and equipment                                                                       37,145,739        40,063,725
Other assets                                                                                 37,847,890        33,110,191
                                                                                           ------------      ------------
       Total assets                                                                        $708,144,529      $612,077,795
                                                                                           ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Estimated benefit liabilities                                                           $245,158,544      $201,587,264
   Unearned premiums                                                                         16,047,259        17,873,115
   FEP stabilization reserve                                                                 27,537,527        26,749,038
   Accounts payable and accrued expenses                                                     70,135,748        50,723,056
   Other liabilities                                                                         40,632,143        37,472,376
                                                                                           ------------      ------------
       Total liabilities                                                                    399,511,221       334,404,849
                                                                                           ------------      ------------

Mandatorily redeemable preferred stock:
   Class B Convertible Preferred Stock, no par value
     Authorized, issued and outstanding, 49,900 shares at September 30, 2000 and
       December 31, 1999; aggregate liquidation preference
       $49,900,000; aggregate mandatory redemption, $44,910,000                              46,645,042        46,645,042
                                                                                           ------------      ------------

Shareholders' equity:
   Blank Preferred Stock, no par value.
     Authorized and unissued 100,000,000 shares                                                      --                --
   Series A Preferred Stock, no par value, $0.01 stated value
     Authorized and unissued 64,000 shares                                                           --                --
   Class A Convertible Common Stock, no par value, $0.01 stated value.
     Authorized 50,000,000 shares; issued and outstanding 409,602 and 409,597 shares at September 30, 2000 and December 31, 1999,
       respectively                                                                               4,096             4,096
   Additional paid-in capital                                                                45,188,422        45,188,422
   Common Stock, no par value.
     Authorized and unissued 100,000,000 shares                                                      --                --
   Stock warrants exercisable                                                                29,968,000        29,968,000
   Accumulated other comprehensive income (unrealized appreciation on
     securities, net of taxes)                                                                  411,317         7,258,906
   Retained earnings                                                                        186,416,431       148,608,480
                                                                                           ------------      ------------
       Total shareholders' equity                                                           261,988,266       231,027,904
   Commitments and contingencies (Note 5)                                                            --                --
                                                                                           ------------      ------------
       Total liabilities and shareholders' equity                                          $708,144,529      $612,077,795
                                                                                           ============      ============

See accompanying notes.

                            CERULEAN COMPANIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED

                                            THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                                2000                1999               2000                  1999
                                            -------------       ------------      ---------------       --------------
Revenues:
   Premium revenue                          $ 474,040,525       $373,529,191      $ 1,346,697,234       $1,089,413,073
   Management services revenue                 39,698,502         35,549,279          115,046,105          106,382,667
   Investment and other income                  6,971,353          4,619,303           18,315,065           14,799,331
   Realized gains                               1,193,553            726,954            6,615,932            5,708,592
                                            -------------       ------------      ---------------       --------------
     Total revenues                           521,903,933        414,424,727        1,486,674,336        1,216,303,663
Benefits expense                              411,719,491        328,437,470        1,172,757,713          957,282,081
Operating expenses                             92,777,458         75,895,139          262,190,333          227,760,258
                                            -------------       ------------      ---------------       --------------
Operating income                               17,406,984         10,092,118           51,726,290           31,261,324
Non-operating income                                   --             63,750                   --              191,250
                                            -------------       ------------      ---------------       --------------
Income before income taxes and
   minority interests                          17,406,984         10,155,868           51,726,290           31,452,574
Income tax expense (Note 3)                     3,083,192          3,072,000           10,086,627            8,102,000
Minority interest in (earnings) losses
   of joint venture investments                  (569,988)           895,816              (89,211)           1,002,784
                                            -------------       ------------      ---------------       --------------
     Net income                             $  13,753,804       $  7,979,684      $    41,550,452       $   24,353,358
                                            =============       ============      ===============       ==============

See accompanying notes.

                            CERULEAN COMPANIES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    UNAUDITED

                                            THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                                2000                1999                2000                 1999
                                            -------------       ------------      ---------------       --------------
Net income                                  $  13,753,804       $  7,979,684      $    41,550,452       $   24,353,358
Other comprehensive income
   (loss), net of tax:
   Unrealized holding (losses)
     gains arising during period,
     net of reclassification
     adjustment for gains
     included in net income of
     $954,842, $581,563,
     $5,292,746 and $4,566,874,
     respectively                              (1,303,180)        (6,377,866)          (6,847,589)         (12,990,172)
                                            -------------       ------------      ---------------       --------------
Comprehensive income                        $  12,450,624       $  1,601,818      $    34,702,863       $   11,363,186
                                            =============       ============      ===============       ==============

See accompanying notes.

                            CERULEAN COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                     2000               1999
                                                                -------------       -------------
OPERATING ACTIVITIES
Net income                                                      $  41,550,452       $  24,353,358
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Non-cash and non-operating items:
     Depreciation                                                   8,625,607           7,330,762
     Amortization                                                     192,076             576,674
     Uncollectible receivables                                      3,461,388             263,790
     Gain on sale of investments                                   (6,615,932)         (5,708,592)
     Loss on sale of property and equipment                             1,287             491,850
     Non-operating income                                                  --            (191,250)
  (Increase) decrease in certain assets:
     Accounts receivable                                          (21,023,235)        (11,393,746)
     Reimbursable portion of estimated benefit liabilities         (9,107,000)            814,000
     Other assets                                                  (3,291,028)         (2,379,974)
  Increase (decrease) in certain liabilities:
     Estimated benefit liabilities                                 43,571,280          12,391,306
     Unearned premiums                                             (1,825,856)         (4,959,812)
     Accounts payable and accrued expenses                         15,670,191           5,935,980
     Other liabilities                                              3,159,767          (9,271,208)
     Minority interest in sale of stock warrants by a
       subsidiary                                                          --            (183,750)
                                                                -------------       -------------
Net cash provided by operating activities                          74,368,997          18,069,388

INVESTING ACTIVITIES
Investments available-for-sale:
     Investments purchased                                       (161,457,969)       (128,413,874)
     Investments sold or matured                                  126,966,966         130,136,772
Property and equipment purchased                                   (6,787,239)        (11,761,330)
Property and equipment sold                                         1,078,331             514,506
                                                                -------------       -------------
Net cash used in investing activities                             (40,199,911)         (9,523,926)

FINANCING ACTIVITIES
Sale of stock warrants by a subsidiary                                     --             375,000
                                                                -------------       -------------
Net cash provided by financing activities                                  --             375,000
                                                                -------------       -------------
Increase in cash and cash equivalents                              34,169,086           8,920,462
Cash and cash equivalents at beginning of period                   58,522,617          52,159,196
                                                                -------------       -------------
Cash and cash equivalents at end of period                      $  92,691,703       $  61,079,658
                                                                =============       =============

See accompanying notes.

                            CERULEAN COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                    UNAUDITED

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

The Company's premium revenue and management services revenue by primary product groups are as follows:

                                          THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                              2000               1999              2000                1999
                                          -------------     -------------     ---------------     ---------------
Indemnity and PPO insurance products
   and services                           $277,768,719      $229,343,363      $  806,543,759      $  686,314,206
HMO and POS insurance products
   and services                            230,918,224       175,304,530         640,709,187         496,034,818
Life insurance and other products
   and services                              5,052,084         4,430,577          14,490,393          13,446,716
                                          ------------      ------------      --------------      --------------
   Total                                  $513,739,027      $409,078,470      $1,461,743,339      $1,195,795,740
                                          ============      ============      ==============      ==============

5. COMMITMENTS AND CONTINGENCIES

PROPOSED MERGER

On July 9, 1998, the Company entered into an agreement and plan of merger (the "Merger Agreement") with WellPoint Health Networks Inc. ("WellPoint") and a subsidiary of WellPoint. As of July 9, 1999, the parties agreed upon an extension of the Merger Agreement until October 15, 1999 and, under certain circumstances, December 31, 1999. Effective October 15, 1999, the parties agreed to extend the Merger Agreement through December 31, 1999. On December 30, 1999, the parties agreed to further extend the Merger Agreement through December 31, 2000. Pursuant to the Merger Agreement, the Company will become a wholly-owned subsidiary of WellPoint in consideration for a combination of WellPoint common stock and cash valued at $500 million. On June 25, 1999, the shareholders of the Company approved the transaction. However, the merger with WellPoint has not been completed. Because of the intervening time period since the prior approval, the Company's Board of Directors resolicited proxies for the approval of the merger. The shareholders reconfirmed their approval of the transaction at a special meeting in lieu of an annual meeting held on October 10, 2000. Finalization of the transaction is subject to, among other things, the approval of the Commissioner of Insurance of the State of Georgia (the "Georgia Commissioner"), the approval of the Blue Cross and Blue Shield Association and certain approvals of the Health Care Financing Administration. The Blue Cross and Blue Shield Association has already approved the merger. The Company expects that the Georgia Commissioner will schedule a public hearing in connection with the approval of the merger in December.

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

Mel H. Gregory, Jr., Frank J. Hanna, III, R. Pierce Head, Jr., Charles H. Keaton, James H. Leigh, Jr., M.D., Julia L. Mitchell-Ivey, Charles R. Underwood, M.D., W. Jerry Vereen, A. Max Walker, Dan H. Willoughby, M.D., Joe M.
Young, and John B. Zellars (collectively, the "Defendant Directors") in the Superior Court of Richmond County, State of Georgia, bearing Civil Action File No. 98-RCCV-806 (the "Richmond County Lawsuit"). In addition, the Richmond County Plaintiffs filed a Motion for Temporary Restraining Order and Interlocutory Injunctive Relief, which was heard and denied by the Superior Court of Richmond County on September 21, 1998. The Richmond County Plaintiffs identify themselves as four individuals who were entitled to receive shares of the Company's stock in connection with the conversion of BCBSGA from a non-profit corporation to a regular business corporation (the "Conversion"). The Richmond County Plaintiffs assert claims for specific performance, fraud, breach of provisions of the Insurance Code of Georgia, breach of fiduciary duty, and request declaratory judgment and certification of a class action consisting of all persons who were "eligible subscribers" of BCBSGA as of February 1, 1996, and who did not become holders of Class A Stock of the Company. The Richmond County Plaintiffs allege that they and the members of the purported class are entitled to receive shares of Class A Stock in the Company. The Richmond County Plaintiffs allege alternatively that offering materials disseminated by BCBSGA during 1996 relating to Class A Stock of the Company contained materially misleading and deceptive statements and omissions and that the Richmond County Plaintiffs and the purported class members are entitled to an award of damages in excess of $100 million. The Richmond County Plaintiffs also asserted derivative causes of action against the Defendant Directors alleging that the Defendant Directors breached fiduciary duties by, among other things, approving the placement and issuance of Class B Stock in the Company during 1996, the issuance of Class A Stock in the Company, the settlement of the Let's Get Together, Inc. et al. v. Insurance Commissioner, et al., Civil Action E-61714 (Superior Court of Fulton County, Georgia) lawsuit, and certain management compensation. On November 9, 1998, Harrell Tiller, Charlie Deal and Olean Lokey joined the case as additional named plaintiffs. On December 9 and 10, 1998, a hearing was held on the plaintiffs' request for declaratory ruling on the issue of whether plaintiffs are properly shareholders of the Company and on December 17, 1998, the Superior Court ruled in favor of the plaintiffs. The Company filed an appeal with the Georgia Supreme Court which accepted jurisdiction and granted expedited treatment of the appeal. The Company's Board of Directors appointed a Special Litigation Committee to review the derivative claims. On April 14, 1999, the Special Litigation Committee reported to the Board of Directors that it had concluded that the derivative claims were without substance. On May 3, 1999, the Georgia Supreme Court reversed the ruling of the Richmond County Superior Court, holding that the Richmond County Superior Court erred in considering and ruling upon the plaintiffs' claims. The Georgia Supreme Court found that the Georgia Commissioner had broad power of review over the Conversion and that sufficient administrative remedies with the Georgia Commissioner had been available to the plaintiffs during and following the Conversion.

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

On May 17, 1999, Harrell Tiller, Charlie Deal and Olean Lokey, who were among the Richmond County Plaintiffs, filed two separate Petitions for Declaratory Ruling (the "Petitions") before the Georgia Commissioner, seeking a declaration from the Georgia Commissioner that they, and others similarly situated, should have been issued shares of Class A Stock. On June 22, 1999, the Georgia Commissioner entered orders on the Petitions denying the relief sought. On June 24, 1999, Harrell Tiller, Charlie Deal and Olean Lokey filed two separate Petitions for Judicial Review in the Superior Court of Richmond County. In these cases, styled In Re: Harrell Tiller, individually and on behalf of all others similarly situated v. Commissioner of Insurance of the State of Georgia, Civil Action No. 1999-RCCV-471 and In Re: Charlie Deal and Olean Lokey, individually and on behalf of all others similarly situated v. Commissioner of Insurance of the State of Georgia, Civil Action No. 1999-RCCV-470, the Petitioners sought judicial review of the decisions of the Georgia Commissioner of June 22, 1999 (the "Judicial Review Proceedings"). On September 21, 1999, the Superior Court of Richmond County entered orders reversing the Georgia Commissioner's orders. On October 12, 1999, the Company and BCBSGA filed Applications for Discretionary Appeal (the "Applications") with the Supreme Court of Georgia, seeking to have that court reverse the Superior Court of Richmond County's decisions. These Applications were transferred to the Court of Appeals of the State of Georgia on November 12, 1999. On October 21, 1999, the Georgia Commissioner filed two separate applications for appellate relief from the Superior Court's decisions with the Court of Appeals of the State of Georgia, seeking to have that court overturn the Superior Court's decisions. On November 22, 1999, the Georgia Court of Appeals granted the Applications for Discretionary Appeal of all parties. The cases were docketed on December 15, 1999, and the parties fully briefed the cases. On June 29, 2000, the Court of Appeals entered a decision affirming the earlier decision by the Georgia Commissioner which had held that the Petitioners were not entitled to relief. On July 19, 2000, the Petitioners filed a Petition for Writ of Certiorari in the Georgia Supreme Court, which remains pending. On August 1, 2000, the plaintiffs filed a motion in the Richmond County Superior Court seeking to enforce a purported settlement of the litigation with the Company. The Company notified the plaintiffs in writing that the Company considers the claims in this motion to be frivolous and to constitute abusive litigation under Georgia law and that the Company intends to seek damages and attorneys' fees against the plaintiffs, and their counsel, if they do not withdraw the motion.

On October 6, 2000, the Company announced the settlement of the Richmond County Lawsuit and the Judicial Review Proceedings. The settlement agreement provides for payment of certain expenses by WellPoint, along with a payment of $5 million by WellPoint, which will be payable after the closing of the merger between WellPoint and the Company. The settlement payment will be distributed to class members and their attorneys pursuant to the terms of an order of the Superior Court of Richmond County. On November 2, 2000, the Superior Court of Richmond County held a fairness hearing and approved the settlement and entered a final judgment. A hearing to approve the plaintiffs' request for attorneys' fees out of the settlement proceeds has been scheduled for November 7, 2000. The settlement agreement may be terminated by the Company if the closing of the merger with WellPoint does not occur. The terms of the merger are unaffected by the settlement.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

Premium revenues increased $100.5 million to $474.0 million for the three months ended September 30, 2000 from $373.5 million for the three months ended September 30, 1999. HMO and POS premiums increased $54.9 million to $225.3 million for the three months ended September 30, 2000 primarily as a result of a 15% increase in members served during each quarter and rate increases in the 2000 period. Premium revenues for indemnity and PPO products increased $44.9 million to $243.7 million for the three months ended September 30, 2000 as a result of rate increases in 2000 and a 12% growth in the members served.

Management services revenue increased 12% to $39.7 million for the three months ended September 30, 2000 compared to $35.5 million for the three months ended September 30, 1999, due primarily to increased administrative fee revenue from services provided to self-funded employer groups and other third parties and network access fees from other Blue Cross Blue Shield plans.

Realized gains on the sale of marketable securities were $1.2 million and $0.7 million for the three months ended September 30, 2000 and 1999, respectively. The magnitude of realized gains in any period can fluctuate due to fixed income and equity market performance, as well as timing of individual sale transactions, which are subject to decisions made by the Finance Committee of the Company's Board of Directors or by individual investment portfolio managers. Results in one period are not necessarily indicative of results to be expected in the future.

The Company's medical loss ratio (benefits expense as a percentage of premium revenue) improved to 86.9% for the three months ended September 30, 2000 from 87.9% for the three months ended September 30, 1999. The improved loss ratios for the Company's products for the quarter ended September 30, 2000 is primarily attributable to pricing increases and changes in benefit designs implemented since September 1999 and increased membership in products with lower cost benefit designs.

Operating expenses increased 22% to $92.8 million for the third quarter of 2000 compared to the same period a year ago, while premium and management services revenues increased 26%. As a result, operating expenses as a percentage of premium and management services revenue improved to 18.1% for the three months ended September 30, 2000 compared to 18.6% for the third quarter of 1999.

The Company's effective tax rate in both periods consists primarily of federal alternative minimum tax and state income taxes, adjusted for the effect of other permanent book to tax differences, including non-deductible expenses and losses from CHPN subsidiaries that are not expected to generate a tax benefit currently or in the foreseeable future.

As a result of the foregoing factors, operating income increased to $17.4 million for the three months ended September 30, 2000 from $10.2 million for the three months ended September 30, 1999. The Company recognized net income of $13.8 million for the quarter ended September 30, 2000 compared to net income of $8.0 million for the quarter ended September 30, 1999.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Premium revenues increased 24% to $1,346.7 million for the nine months ended September 30, 2000 from $1,089.4 million for the nine months ended September 30, 1999. HMO and POS premiums increased 30% to $624.4 million for the nine months ended September 30, 2000 primarily as a result of a 17% increase in members served and rate increases effective during the 2000 period. New sales, in-group growth, and a low cancellation rate, drove HMO and POS insured membership to 473,000 members at September 30, 2000 from 400,000 members at September 30, 1999. Premium revenues for indemnity and PPO products increased 19% to $707.8 million, for the nine months ended September 30, 2000 as a result of rate increases in 2000 and a 13% growth in the members served.

Management services revenue increased 8% to $115.0 million for the nine months ended September 30, 2000 compared to $106.4 million for the nine months ended September 30, 1999, due primarily to increased administrative fee revenue from a higher number of members administered under self-funded employer groups and other third parties and network access fees from other Blue Cross Blue Shield plans. Self-funded employer group membership was 886,000 at September 30, 2000, compared to 857,000 members at September 30, 1999 principally due to a 19% increase in commercial self-funded employer group members served offset by a 8% decline in members serviced under state government programs and national service accounts for other Blue Cross Blue Shield plans.

Membership served under insurance products and management services arrangements totaled 1,843,000 at September 30, 2000 compared to 1,677,000 members at September 30, 1999.

Realized gains on the sale of marketable securities were $6.6 million and $5.7 million for the nine months ended September 30, 2000 and 1999, respectively. The magnitude of realized gains in any period can fluctuate due to fixed income and equity market performance, as well as timing of individual sale transactions, which are subject to decisions made by the Finance Committee of the Company's Board of Directors or by individual investment portfolio managers. Results in one period are not necessarily indicative of results to be expected in the future.

The Company's medical loss ratio (benefits expense as a percentage of premium revenue) improved to 87.1% for the nine months ended September 30, 2000 down from 87.9% for the nine months ended September 30, 1999. The improvement in the loss ratios for the Company's products for the nine months ended September 30, 2000 is primarily attributable to pricing increases implemented in 2000, changes in benefit designs such as increased co-pays, improvement in claims trends from prior year's claims estimates and increased membership in products with lower cost benefit designs offset by medical cost trend increases for hospital services and prescription drugs.

Operating expenses increased 15% to $262.2 million for the nine months ended September 30, 2000 compared to the same period a year ago, while premium and management services revenues increased 22%. Due to the positive impact from revenue increases in 2000 being realized at a rate higher than operating expense increases, operating expenses as a percentage of premium and management services revenue improved to 17.9% for the nine months ended September 30, 2000 compared to 19.0% for the nine months ended September 30, 1999. Operating expenses included $1.1 million and $7.8 million in legal and other professional expenses related to the pending merger with WellPoint and the litigation referred to in
Note 5 of the Notes to Consolidated Financial Statements (Unaudited) for the nine months ended September 30, 2000 and 1999, respectively. Additionally, the 1999 period included approximately $3.6 million for Year 2000 readiness costs.

The Company recorded tax expense of $10.1 million for the nine months ended September 30, 2000 compared to a tax expense of $8.1 million for the nine months ended September 30, 1999. The Company's effective tax rate in both periods consists primarily of federal alternative minimum tax and state income taxes, adjusted for the effect of other permanent book to tax differences, including non-deductible expenses and losses from CHPN subsidiaries that are not expected to generate a tax benefit currently or in the foreseeable future.

As a result of the foregoing factors, net income increased to $41.6 million for the nine months ended September 30, 2000 from $24.4 million for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company has both short-term and long-term liquidity needs and has structured its investment portfolios accordingly. Short-term liquidity needs to fund operating costs, as well as payment obligations to its customers, are met from funds invested primarily in institutional money market accounts and short-term government agency notes.

Assets not required for short-term liquidity needs are transferred to a portfolio of investments in the fixed income and equity markets. This portfolio, which provides reserves for future payment obligations and funds for long-term liquidity needs is managed by several independent advisory firms. The Company's investment policies are designed to provide liquidity to meet anticipated payment obligations, to preserve capital and to maximize yield in conformance with all regulatory requirements. Over $351.8 million of the Company's investment portfolio is held at its insurance subsidiaries and is invested subject to limitations prescribed by Georgia insurance statutes.

The Company generated positive cash flow from operations of $74.4 million for the nine months ended September 30, 2000 and $18.1 million for the same period in 1999 due primarily to profitability in both periods and to increased levels of operating liabilities such as estimated benefit liabilities and accounts payable. Investment purchases exceeded investments sold by $40.2 million during the nine months ended September 30, 2000. Cash and cash equivalents increased $34.2 million for the period. Because of the nature of the Company's business, current cash flows from operations for interim periods are not necessarily indicative of cash flows from operations expected for the entire year. The Company believes its future cash resources will be adequate to meet its operating requirements.

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

     As of September 30, 2000, approximately 80% of the value ($291.4 million) of the consolidated portfolios was held in financial instruments with fixed maturities. The primary market risk exposure is to changes in interest rates. An immediate one percentage point decrease in interest rates would increase the net aggregate market value of the fixed income portfolio by $9.0 million. An immediate one percentage point increase in interest rates would decrease the net aggregate market value of the fixed income portfolio by $8.9 million. Comparatively, at December 31, 1999, an immediate one percentage point decrease in interest rates would increase the net aggregate market value of the fixed income portfolio by $9.0 million. An immediate one percentage point increase in interest rates would decrease the net aggregate market value of the fixed income portfolio by $9.1 million. Corporate Treasury manages interest rate exposure by maintaining a short duration in its fixed income portfolio. The modeling technique used by the Company considers the net present value of cash flows (including duration estimates). Short-term debt instruments, approximately 0.1% of the value ($0.3 million) of the consolidated portfolios, with a fair value equal to their cost are excluded from the aggregate net market value market risk exposure analysis.

     The fair value of the common equity portfolio, excluding investments in affiliated entities (less than 1% of the common equity portfolio), was $70.5 million as of September 30, 2000. The equity portfolio is highly diversified and limited by Georgia statute to high quality domestic dividend paying stocks. The primary market risk exposure is therefore an overall decline in market prices for balanced portfolios composed of the equity securities of seasoned domestic companies. Assuming an immediate 10% decrease in each equity security price, the hypothetical pre-tax loss in fair value is $7.1 million. Likewise, assuming an immediate 10% increase in each equity security price, the hypothetical pre-tax gain in fair value is $7.1 million. Comparatively, at December 31, 1999, assuming an immediate 10% decrease in each equity security price, the hypothetical pre-tax loss in fair value is $7.3 million. Likewise, assuming an immediate 10% increase in each equity security price, the hypothetical pre-tax gain in fair value is $7.3 million. The Company's unrealized net gains and losses are recorded net of taxes as accumulated other comprehensive income in the Shareholders' equity section of the accompanying Consolidated Financial Statements at
     Item 1 of this Form 10-Q.

The Company does not anticipate any material change in primary market risk exposure during the remainder of 2000.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Note 5 of the Notes to Consolidated Financial Statements (Unaudited) in Part I,
Item 1 regarding the lawsuit filed on September 18, 1999 in the Superior Court of Richmond County is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
2.1      Agreement and Plan of Merger, dated July 9, 1999, by and among Cerulean
         Companies, Inc., WellPoint Health Networks Inc. and Water Polo
         Acquisition Corp.(1)

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

3.1      Amended Articles of Incorporation of Cerulean Companies, Inc.(4)

3.2      Bylaws of Cerulean Companies, Inc.(5)

4.1      Stock Escrow Agreement among Cerulean Companies, Inc., Blue Cross and
         Blue Shield of Georgia, Inc. and SunTrust Bank, Atlanta.(5)

4.2      Specimen form of Class A Convertible Common Stock certificate.(5)

27       Financial Data Schedule (for SEC use only).*

---------------

* This exhibit is filed herewith.

(1) The Appendix A of the Form S-4 Registration Statement, Registration No. 333-64955, filed by WellPoint Health Networks Inc. on September 30, 1999 is incorporated herein by reference.

(2) This exhibit to the Company's Form 10-Q filed on August 16, 1999 is incorporated herein by reference.

(3) This exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1999, filed on March 29, 2000 is incorporated herein by reference.

(4) This exhibit to the Company's Form 10-Q for the quarterly period ended September 30, 1999, filed on November 13, 1999, is incorporated herein by reference.

(5) This exhibit to the Company's Form S-1 Registration Statement, Registration No. 333-2796, filed on March 27, 1996 and subsequent amendments is incorporated herein by reference.

(b)      Reports on Form 8-K

The Company filed a report on Form 8-K dated July 27, 2000. This filing was made in connection with the lawsuit described in Note 5 to the Consolidated Financial Statements in Part I, Item 1 which is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CERULEAN COMPANIES, INC.
                                                    Registrant

Date: November 10, 2000                      By: /s/ Richard D. Shirk
                                                --------------------------------
                                                Richard D. Shirk, President and
                                                Chief Executive Officer



Date: November 10, 2000                      By: /s/ John A. Harris
                                                --------------------------------
                                                John A. Harris, Treasurer